Form 10QSB
period 2005-03-31
SOUND TECHNOLOGY INC
filed 2005-05-16
CIK 217209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-114995

SOUND TECHNOLOGY, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

4425 Cecile, Pierrefonds, Quebec, Canada H9K 1N1
(Address of principal executive offices)

514.865.9978
(Issuer's telephone number)

Not Applicable
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☒     No [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY

PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.     Yes [ ]     No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   9,040,000 common shares issued and outstanding as of May 10, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2005 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

SOUND TECHNOLOGY, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2005

EXPRESSED IN US FUNDS

Unaudited

Sound Technology, Inc. (A Development Stage Company)	Statement 1
Interim Consolidated Balance Sheets
Expressed in US Funds

ASSETS	As at March 31, 2005 (unaudited)	As at December 31, 2004 (audited)
Current
Cash and cash equivalents	$44,222	$14,919
Accounts receivable	19,972	10,131
Prepaid expenses	1,809	266
Inventory	51,203	47,997
	117,206	73,313
Goodwill (Note 3)	15,817	15,817
	$133,023	$89,130

LIABILITIES
Current
Accounts payable	$17,059	$14,919
Due to related parties (Note 4)	105,030	69,351
	122,089	84,270
Promissory Note Payable (Note 3)	10,000	10,000
Loan Payable	21,000	21,000
	153,089	115,270

Continued Operations (Note 1)

SHAREHOLDERS’ DEFICIENCY
Share Capital - Statement 2 (Note 5)
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued:
9,040,000 shares	9,040	9,040
Contributed capital in excess of par, common	36,010	36,010
Accumulated Comprehensive Loss	45,050	45,050
Accumulated Comprehensive Loss	(526)	(526)
Special Distribution (Note 3)	(3,300)	(3,300)
Deficit - Statement 2	(61,290)	(67,364)
	(20,066)	(26,140)
	$133,023	$89,130

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)	Statement 2
Interim Consolidated Statements of Changes in Shareholders’ Deficiency
Expressed in US Funds
Unaudited

	Common Stock Shares	Common Stock Amount at Par	Contributed Capital in Excess of Par	Deficit Accumulated During the Development Stage	Accumulated Comprehensive Loss	Special Distribution (Note 3)	Total
Common shares issued for cash at $0.002 per share – October 14, 2003	50,000	$50	$50	$-	$-	$-	$100
Net loss	-	-	-	(3,900)	-	-	(3,900)
Special Distribution (Note 3)	-	-	-	-	-	(3,300)	(3,300)
Balance - December 31, 2003	50,000	$50	$50	$(3,900)	$-	$(3,300)	$(7,100)
Common shares issued for cash at $0.005 per share	8,990,000	8,990	35,960	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss	-	-	-	(63,464)	-	-	(63,464)
Balance – December 31, 2004	9,040,000	$9,040	$36,010	$(67,364)	$(526)	$(3,300)	$(26,140)
Net income	-	-	-	6,074	-	-	6,074
Balance – March 31, 2005	9,040,000	$9,040	$36,010	$(61,290)	$(526)	$(3,300)	$(20,066)

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)	Statement 3
Interim Consolidated Statements of Income (Loss)
Expressed in US Funds
Unaudited

	Cumulative Amounts from October 14, 2003 to March 31, 2005	3 Month Period Ended March 31, 2005	3 Month Period Ended March 31, 2004
Revenue	$103,037	$62,014	$1,413
Cost of Goods Sold	67,131	38,560	911
Gross Profit	35,906	23,454	502

General and Administrative Expenses (Income)
Legal fees	41,500	5,000	15,000
Management fees	5,276	-	5,276
Audit and accounting fees	18,989	4,076	2,607
Office and miscellaneous	6,025	2,737	731
Advertising and promotion	11,004	1,418	595
Travel	3,733	1,634	-
Interest and bank charges	5,192	2,038	297
Consulting fees	8,000	3,000	-
Foreign exchange gain	(2,523)	(2,523)	(928)
	97,196	17,380	23,578
Income (Loss) for the Period	$(61,290)	$6,074	$(23,076)

Income (Loss) per Share – Basic and Diluted	$0	$(0.02)

Weighted Average Common Shares Outstanding	9,040,000	1,071,868

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)	Statement 4
Interim Consolidated Statements of Cash Flows
Expressed in US Funds
Unaudited

Cash Resources Provided By (Used In)	Cumulative Amounts from October 14, 2003 to March 31, 2005	3 Month Period Ended March 31, 2005	3 Month Period Ended March 31, 2004
Operating Activities
Earnings (Loss) for the period	$(61,290)	$6,074	$(23,076)
Changes in non-cash working capital
Accounts receivable	(19,636)	(9,841)	(221)
Subscription receivable	-	-	(29,050)
Prepaid expenses	(1,520)	(1,543)	(1,503)
Inventory	(39,227)	(3,206)	(5,477)
Accounts payable	14,945	2,140	16,993
Due to related parties	82,630	35,679	12,028
	(24,098)	29,303	(30,306)

Investing Activities
Cash acquired on purchase of subsidiary	2,796	-	-

Financing Activities
Loan Payable	21,000	-	-
Capital contribution	45,050	-	44,950
	66,050	-	44,950
Foreign Currency Translation Adjustment	(526)	-	-
Net Increase in Cash and Cash Equivalents	44,222	29,303	14,644
Cash and Cash Equivalents – Beginning of Period	-	14,919	2,896
Cash and Cash Equivalents – End of Period	$44,222	$44,222	$17,540

Supplemental Disclosure for Non-Cash Investing and Financing Activities
Promissory note payable	$10,000	$-	$10,000
Loan payable	$-	$21,000	$-
Acquisition of subsidiary	$(10,000)	$-	$(10,000)
Net liabilities assumed on purchase of subsidiary	$(9,117)	$-	$(9,117)

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

1.	Organization and Going Concern

Sound Technology, Inc. (the “Company”) was incorporated in Nevada, U.S.A. on October 14, 2003.

The Company is a development stage company.

In 2003, the Company acquired Audiyo Inc. (“Audiyo”), an Ontario, Canada incorporated company (Note 3). Audiyo is an audio component Internet retailer with an interactive user-friendly website, www.audiyo.com, that enables the DIY (do-it-yourself) hobbyist to build sound systems by themselves at a price substantially less than current retail prices. Audiyo’s website provides step-by-step process instructions with visuals including tools and components required to building audio projects.

Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2005, the Company has an accumulated deficit of $61,290. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005.

The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital for the development of Audiyo Inc. (“Audiyo”), its wholly owned subsidiary, and then attaining profitable operations.

In response to these problems, management has planned the following actions:

•	Management intends to raise additional funds through public or private placement offerings.
•	Management expects its increased marketing efforts to result in future sales. There can be no assurances, however, that management’s expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

a)	Basis of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Audiyo Inc. All intercompany balances and transactions have been eliminated.

b)	Fiscal Periods

The Company’s fiscal year and its subsidiary’s fiscal year end on December 31.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company’s historical results as well as management’s future expectations. The Company’s actual results could vary materially from management’s estimates and assumptions.

d)	Business Combinations

The Company uses the purchase method of accounting for business combinations. The Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill on the accompanying consolidated balance sheets.

e)	Risks and Uncertainties

The Company operates in an emerging industry that is subject to market acceptance and technological changes. The Company’s operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

f)	Cash and Cash Equivalents

Cash equivalents consist of highly liquid debt instruments purchased with an initial maturity of three months or less.

g)	Inventories

Inventories, consisting of products available for sale, are valued at the lower of cost or market value. The Company makes judgments, based on available information, about the likely method of disposition and expected recoverable values of each disposition category. Based on this evaluation, which is applied consistently from period to period, the Company records a valuation allowance to adjust the carrying amount of its inventories to lower of cost or market value.

h)	Goodwill and other Intangibles

The Company follows Financial Accounting Standards Board ("FASB'') Statement of Financial Accounting Standards ("SFAS'') No. 141, "Business Combinations”, and SFAS No. 142, "Goodwill and Other Intangible Assets''. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

h)	Goodwill and other Intangibles - Continued

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. The Company completed its first phase impairment analysis during the period ended March 31, 2005 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase was not necessary. No subsequent indicators of impairment have been noted by the Company.

i)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenue consists of sales of audio equipment and are recognized only when all of the following criteria have been met: Persuasive evidence for an agreement exists; delivery has occurred; the fee is fixed or determinable; and collectability is reasonably assured.

Trade accounts receivable relate to the sale of audio components. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of March 31, 2005, no allowance for doubtful accounts is considered necessary.

j)	Foreign Currency Transactions

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and
ii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as other comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company’s functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period.

k)	Advertising

The Company expenses the cost of advertising when incurred.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

l)	Shipping and Handling Charges

Shipping and handling costs are included in cost of goods sold in the accompanying statements of income (loss) in accordance with Emerging Issues Task Force (“EITF”) No. 00-10, “Accounting for Shipping and Handling Fees and Costs”.

m)	Income Taxes

Income taxes are accounted for using the asset and liability method. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

n)	Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of its cash and cash equivalents, accounts receivable, accounts payable, amounts due to related parties and promissory note payable, materially approximated their respective fair values at the balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of long-term note payable is based on current rates at which the Company could borrow funds with similar remaining maturity.

o)	Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, account receivable, accounts payable, amounts due to related party, loan payables and promissory note payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

p)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

q)	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprises and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying statement of loss.

r)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended March 31, 2005, the Company’s only comprehensive income (loss) was foreign currency translation adjustments.

s)	Earnings per Share

The Company computes net earnings (loss) per common share using SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at March 31, 2005. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

t)	Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. There were no significant software development costs during the period ended March 31, 2005.

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants’ Statement (“SOP”) 98-1, “Accounting for the Costs of Computer Software Developed or Obtained for Internal Use”. Capitalized software costs, if any, will be reflected as fixed assets on the statements of financial condition.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

u)	Recently Adopted Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

u)	Recently Adopted Accounting Standards - Continued

In March 2005, the FASB issued Financial Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

3.	Acquisition of Subsidiary

On December 31, 2003, the Company acquired 100 percent of the outstanding common shares of Audiyo. The results of Audiyo's operations have been included in these interim consolidated financial statements since that date.

The aggregate purchase price was $10,000. The Company issued a promissory note in the amount of $10,000 payable to the shareholder of Audiyo. The note bears interest at prime plus 2% per annum, compounded annually and is payable on December 31, 2008. Accordingly, this has been classified as a long-term liability. Interest on the note has been waived by the note holder.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

3.	Acquisition of Subsidiary - Continued

The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition, December 31, 2003:

Cash	$2,796
Accounts receivable	336
Prepaid expenses	289
Inventory	11,976
Total assets acquired	15,397

Accounts payable	(2,114)
Due to related parties	(22,400)
Total liabilities assumed	(24,514)

Net liabilities assumed	$(9,117)

As required under the purchase method of accounting the excess of the purchase price for Audiyo over the identifiable assets of Audiyo, $19,117 was recorded as goodwill.

As one of the shareholders of Audiyo was a promoter of the Company, the excess over predecessor costs has been treated as a reduction of equity (a special distribution). Accordingly, that portion of the $10,000 promissory note issued, related to the shareholder, being $3,300, has reduced goodwill.

The net goodwill booked was therefore $15,817.

4.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in the notes to the interim consolidated financial statements are as follows:

a)	As at March 31, 2005, amounts due to related parties consists of the following:

i)         $44,431 (December 31, 2004 -$23,055) due to a director and officer of the Company which consists of $2,981 in accrued management fees, $29,079 in loans to the Company and $12,371 for purchases and expenses incurred on behalf of the Company;

ii)   $45,656 (December 31, 2004 -$33,374) due to a director of the Company which consists of $7,440 in management fees, $29,029 in loans to the Company and $18,187 for purchases and expenses incurred on behalf of the Company; and

iii)  $14,943 (December 31, 2004 - $12,922) due to an officer of the Company which consists of $3,307 in loans to the Company and $11,636 for purchases and expenses incurred on behalf of the Company.

These amounts were incurred in the ordinary course of business. They are unsecured, due on demand and bear interest at prime.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
March 31, 2005
Expressed in US Funds
Unaudited

5.	Loan Payable

Loan payable consists of a loan made by an unrelated party to the Company. The loan is unsecured, non-interest bearing and have no specific repayment terms. The unrelated party indicated that no demand of repayment will occur within the current fiscal year. Accordingly, this loan has been classified as a long-term liability on the Company’s balance sheet.

6.	Share Capital

At the date of incorporation, the Company issued 50,000 common shares for total consideration of $100, being $0.001 per share and $0.001 per share for excess consideration over par value.

6,000,000 common shares were issued on March 16, 2004 for a total consideration of $30,000, being $0.001 per share and $0.004 per share for excess consideration over par value.

A further 2,990,000 common shares were issued on March 30, 2004 for a total consideration of $14,950, being $0.001 per share and $0.004 per share for excess consideration over par value. Of these, 420,000 common shares were issued to relatives of directors and officers of the Company.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Our consolidated unaudited financial statements are stated in United States Dollars (US$) and are prepared in accordance with United States Generally Accepted Accounting Principles. The following discussion should be read in conjunction with our consolidated financial statements and the related notes that appear elsewhere in this quarterly report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this quarterly report, particularly in the section entitled "Risk Factors" of this quarterly report.

In this quarterly report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this quarterly report, the terms "we", "us", "our" and "Sound” mean Sound Technology, Inc. and our subsidiary Audiyo, Inc., unless otherwise indicated.

Overview

We were incorporated in the state of Nevada on October 14, 2003 by Raymond Li and commenced business operations commensurate with the acquisition of Audiyo, Inc., on December 31, 2003. As a result of the acquisition Simon Au became one of our directors and officers on January 1, 2004. Our wholly-owned subsidiary, Audiyo, Inc., was incorporated in the province of Ontario, Canada, on June 9, 2003 and from its incorporation until it was acquired by us it was owned by Raymond Li, Simon Au and Patrick Fung. On December 31, 2003, we issued a $10,000 promissory note to acquire the shares of Audiyo, Inc., an Ontario, Canada company, from Raymond Li, our president, secretary, treasurer and director and Simon Au, who then became our Vice President and director and Mr. Patrick Fung. The $10,000 promissory note bears interest at prime rate plus 2% per annum and is payable on December 31, 2008. No finder's fees were paid as a result of the acquisition and the $10,000 promissory note was the sole consideration for the acquisition of Audiyo, Inc. Prior to the acquisition, Audiyo, Inc. was owned as to 52% by Simon Au, 33% by Raymond Li and 15% by Patrick Fung. As a result, the acquisition was not an arm's-length transaction.

Our Current Business

Through our subsidiary Audiyo, Inc. we own and operate an Internet-based audio component retailer with a website located at www.audiyo.com. We supply audio products to the audio do-it-yourself and original equipment manufacturer markets. We do not sell pre-assembled units, rather we carry quality component parts for building these units. We retail and distribute components to the original equipment manufacturer market and the end user of the purchased product who may wish to construct, upgrade or replace their existing audio equipment.

We sell over 100 different products in six major categories, which we acquire from ten different manufacturers. These products are supplied by a variety of manufacturers such as Danish Audio Connect, Furutech, Cardas, Ansar Ltd., Techflex Inc., LG Heatshrinks, Homegrown Audio and Hubbel Inc. The six major categories of products are:

1)	Danish Audio Connect line, which consists of:
•	attenuators - audio volume controls with very accurate attenuation and tracking
•	selector switches - high precision, non shorting switching mechanism.
•	extension kits - mounting devices that allows the attenuators and/or the selector switches to be placed at any location within the equipment enclosure.
•	phono stage - two channel phono preamplifier with a very accurate equalization
•	line stage - a linear two channel widebanded audio buffer/preamplifier
•	power supply - power supply module for low-consumption high-end audio electronic circuits
•	knobs - hand made stainless steel knobs to operate hand-in-hand with attenuators
•	cross-overs - flexible speaker crossovers printed circuit board for do-it-yourselfers
•	enclosures - do-it-yourself enclosures especially designed to accommodate a large variety of audio designs built on Danish Audio Connect components
2)	Plugs and Connectors:

We also retail connectors such as banana plugs, spades and cable connectors that come in gold, silver, and rhodium plating. An RCA connector is a plug and a jack designed for use with coaxial cable for frequencies ranging from the very lowest up to several megahertz. An RCA connector is sometimes known as a phono plug and jack. RCA connectors are suitable for audio-frequency (AF) applications. They are also used in radio frequency (RF) systems at low and medium frequencies, and at power levels up to approximately 100 watts. At higher frequencies of higher power levels, larger connectors are necessary.

3)	Cables and Wires:

Our cables and silver wiring were chosen for their electrical characteristics. Cables are composed of three main elements, the signal conductors, the dielectric, and the terminations. The conductors carry the audio signal; the dielectric is an insulating material between and around the conductors; and the terminations provide connection to audio equipment. Each of these elements can affect the cable's sonic characteristics. Conductors are usually made of copper or silver wire. Copper is an excellent conductor. The other primary conductor material is silver. Although more expensive, silver has some advantages. Although its conductivity is only slightly higher than copper, silver oxides are less of a problem for audio signals than are copper oxides.

4)	Techflex/ LG Heatshrinks product lines:

Our Techflex line supplies expandable cable and wire sleeving made from various poly - materials and fibers to achieve durability and expandability. Originally manufactured for the use of protecting and bundling cables and wiring, the Techflex line can now specifically manufacture products to have specific characteristics such as abrasion resistance, flame retardancy, low outgassing and aesthetics. Our Techflex products are also designed for quick installation over large connectors and large runs of cables.

Our LG Cable line consists of heat shrink tubing that comes in various colors and sizes. Designed with expandable sleeving in mind, the LG Cable tubing is designed for applications requiring high-heat resistance, wire strain relief and protective covering as well as aesthetics. Our LG Heatshrink products are usually used for finishing the ends of the Techflex sleeving for pleasing aesthetic as well as providing protection for cables and capacitors.

5)	AC Products:

We supply A/C products which consists of high-grade receptacles and male plugs designed for durability and a solid connection to facilitate a smooth flow of power. Our line of plugs and receptacles are designed to meet the performance requirements of high-abuse areas typically found in health care facilities; hence the term "hospital grade". We also offer high purity copper, audio-grade conductive power connectors and male plugs.

6)	Accessories:

Our accessories currently consist only of solder. Our solder comes in tin/lead/silver and copper wiring. These materials are heated to a molten mixture to join electrical parts together to form an electrical connection with a soldering iron.

As noted above, we also retail high-end connectors such as banana plugs, spades and cable connectors that come in gold, silver, and rhodium plating from Homegrown Audio. We also retail Homegrown Audio's 99.99% silver wiring. As an alternative to our Homegrown Audio line we offer Cardas products which consist of high-end connectors (banana plugs, cable connectors, spades) and solder.

In addition to the above, our Hubbell line consists of high-grade receptacles and male plugs designed for durability and a solid connection to facilitate a smooth flow of power. We also offer Furutech's audio-grade conductive power connectors and male plugs as an option to Hubbell.

We have entered into an agreement with Danish Audio Connect pursuant to which we are the exclusive Canadian distributor for their products. Until May of 2006 Danish Audio Connect is obligated to provide us exclusively with its products for resale and distribution in Canada. Pursuant to the terms of our agreement, we are obligated to use our best efforts to actively and effectively promote and sell the Danish Audio Connect products in Canada. Danish Audio Connect invoices us for the products that we order and we are required to pay Danish Audio Connect for the products before the products are shipped to us. Danish Audio Connect is obligated to replace, at its own cost, any products which are delivered to us in a defective or unreasonable state.

We have secured exclusive distribution rights to a selected line of Mundorf products - a audio component manufacturer. Under the terms of our agreement with Mundorf, we are the sole authorized distributor for Mundorf audio component products in Canada, for a period of three years commencing May 27, 2004. If we reach sales targets of 10,000 Euros, 15,000 Euros and 20,000 Euros in each successive year during the three year term, the agreement will be extended for a further five year term. If we fail to reach the required sales targets in any given year the agreement will terminate and we will no longer be the sole authorized distributor for Mundorf in Canada, and will only be a retailer for their products. During the subsequent five year term our sales must increase 6% annually, and by the end of the five years term must be at least 40,000 Euros per annum. We calculate the US$ to Euro exchange rate as of the day a purchase order is placed with Mundorf. On June 19, 2004 we placed our initial order with Mundorf, which was a Euro 6,305.18 order. As at that date the Euro to U.S. dollar conversion rate was 1.2042, so this initial order was value at $7,592.70. As at December 1, 2004, we have placed Euro 9,896.50 ($12,332.10) in total orders under our agreement with Mundorf. In addition, pursuant to an oral agreement, we have also become an authorized North American dealer for Furutech, as a result of which we are entitled to acquire Furutech products at a 10% discount off their usual distributor rate for resale.

Other than our agreements with Danish Audio Connect and Mundorf, we do not have any other written distribution or supply agreements with any of the other manufacturers. All other agreements are of an informal or verbal nature, pursuant to which we purchase products from these manufacturers for eventual resale to our customers through our website. Collectively, the products supplied by these manufacturers represent key components for both end users and original equipment manufacturers who want to build their own audio equipment or upgrade portions of their existing system.

As a percentage of sales, products supplied by Danish Audio Connect represent approximately 40% of our product sales to date. Danish Audio Connect supplies approximately 15 types of products to us. These audio components include various stepped audio attenuators, audio balance controls, audio input selector switches, cross-overs, enclosures, extension kits, connector kits, stereo phono stage preamplifier modules, stereo line stage / linear preamplifier modules and an audio power supply. In addition to Danish Audio Connect, we also have three other principal suppliers, Techflex, Homegrown Audio and Hubbell, whose product lines each account for approximately 10% of our product sales and revenues. We do not have any agreements with these suppliers. Should we cease to be able to carry any of these three product lines, we feel that obtaining suitable replacement products would not be a problem for us. The balance of our product sales are distributed relatively evenly amongst the remaining manufacturers who supply us with our audio component products.

We incur customs, duties, freight, foreign exchange costs and taxes on the products we purchase from most of our suppliers. The retail price range for our products varies from $0.41 to $1000. We engage in a mark-up of our products, which ranges from 40% and to 300% depending on the product. Products such as from the Danish Audio Connect line are within the 40% to 120%. Within that product category the Danish Audio Connect enclosure at CDN$245 has the lowest mark-up of 40% and the Danish Audio Connect attenuators, such as the CT2-2, at CDN$249 have a mark-up of 120%. Homegrown Audio silver braids and wires have a mark-up of 60% and the connectors have a mark-up of 79%. Techflex expandable sleevings have the highest mark-up of all our product categories. The standard 1/4" polyethylene expandable sleeving with a retail price of $0.59 per feet has a mark-up of 300%. All the other product categories fall within 40% and 300% mark-up.

Retail Purchases of Our Products

Customers can purchase products directly through our website or via telephone. Customers can select products from our website and call the company to purchase the products, or they can select products to add to their on-line "Shopping Cart" for direct purchase from the website. Our customers purchase products through our website's various product pages where visual presentations of our merchandise are displayed. Upon selecting the product category, another webpage offers visual and textual presentations of the various grades and brands of products. This page allows the customer to select the quantity of the various products for their shopping cart.

When the product options have been selected, the customer must "click" the nearby "Purchase" option. Once the "Purchase" option has been chosen, another webpage displays shipping options, calculated based on the customer's location. Once a shipping option is chosen, a final summary page presents the total cost including shipping and the customer then has the option to finalize the purchase or adjust product amounts or shipping options.

A purchase is finalized when a customer selects a payment option and enters payment information. If the customer selects an instant payment option (such as credit card or PayPal), the website produces an order summary so we can ship the product. When the credit card or PayPal has been approved a new "Thank You" screen will open. This screen will provide customer info, ship to address, material purchased, and approval number. The customer can then print out a copy for their reference. An email will then be sent to us with the information of the sale: customer and payment information, ship to address, and the material that was purchased. If the customer elects to pay via money order, certified check or bank draft, the customer receives an order summary which they can print out and include with their payment which they can mail to us. An email will be triggered and will be sent to us indicating a sale. Once payment is received and deposited we will then release the item(s) for shipment.

We accept payment via certified check, bank draft, money order, PayPal, or a third party online payment system called Internet Secure which allows our customers to pay with their credit cards. PayPal charges us a 3% processing fee for all payment transactions. Internet Secure charges us a fixed monthly fee of $20 and 4.5% of all transactions processed using their service. PayPal is a secure-ordering technology that enables an individual or business with an e-mail address to securely, easily and quickly send and receive payments online.

We do not receive or process customer's credit card information. This is done exclusively through our third party billing partners PayPal and Internet Secure, as they offer encryption technology that safe guards a customers credit card information and also protects the transaction information (name, address, and email). They are approved by : Verisign, Verified by Visa, and Mastercard Secure Code with SSL (secure socketed). These companies have their own privacy policies which are available on their websites. The only exception is when the customer chooses to contact us to process the credit card information over the telephone due to his or her own security or for personal reasons. Our Privacy Policy is that we do not distribute any personal information collected during a customer's visit. We will not share a customer's information with any third party outside of our organization other than specific organizations that we work with during the process of fulfilling a customer's order (e.g. couriers, credit card processing, PayPal processing, etc).

Once an order is placed the products are shipped within 24 hours of the order being placed. We currently ship via Canada Post with whom we have an account. The customer may also request shipment via an alternate courier provided they have an account number with that courier. In such a case, shipping charges are not added to their order.

Customers receive a manufacturer's one year warranty on products pursuant to the manufacturers/supplier warranties. We do not offer additional warranties beyond what the manufacturer offers. All purchases are refundable provided we receive a written request within 30 days from date of receipt of products. A 20% restock charge is applied to all returns. A further 10% repacking fee is added if the product is not in its original packaging. Return shipping and all costs to return the material to us is at the expense of the customer. The return process takes about 4-6 weeks to process.

Current and Anticipated Sources of Revenue

Direct sales of audio components through our website is currently our main source of revenue. We have earned $41,023 in revenue for the year ended December 31, 2004. Prior to our acquisition of Audiyo, it had earned revenues of approximately $3,000 since it commenced generating revenues in September of 2003, to December 31, 2003. We expect that direct sales through our website will continue to represent the vast majority of our revenue. Future sources of revenue may include advertising that we may sell on our website as well as online sales from an expanded product line which may include proprietary designs for the assembling of audio equipment.

We are currently developing and expanding the workshop section of our website, although our plans in this regard are in the preliminary stages. In this section we will provide samples of instructions on how to assemble various audio components. This section would include basic designs that are freely available on the Internet as well as our own proprietary designs. We currently offer one proprietary design in our workshop area for free to users of our website. In the future we plan to expand this section to include multiple designs. We may offer some of our proprietary designs for sale as we expand this section. We may also offer to sell proprietary designs from other designers and take a commission for their sale, although we do not currently have any specific arrangements in this regard.

We may offer our clients our own products built to our specifications for the assembly of audio equipment, such as cable kit packages with complete parts and instructions to do the project. Our own brand of products may include a variety of cables, expandable sleeving and connectors based upon our own designs. Our cable designs and/or complete cable kits may consist of the following types: speaker cables, interconnect cables, power cables, digital cables, and component cables.

The cable kits would consist of all the necessary components and instructions to successfully complete these projects. For example, a one meter pair of Silver Lace Interconnect Kit would consist of the following:

•	One meter pair of the Homegrown Audio Silver Lace braids
•	Four Homegrown Audio cable connector plugs
•	One meter pair of Techflex clear polyethylene expandable sleeving

•	One quarter meter of LG black heatshrink 1/4" in diameter
•	One quarter meter of LG black heatshrink 3/8" in diameter
•	One half meter of Homegrown Audio 4% silver solder
•	Assembly instruction

All components that make up each kit would be available on our site. These kits would cater to those customers who do not wish to search for individual components that are required to build the cables. We may also offer the option of having the kits factory assembled for an assembly fee of $40 per kit. This option will cater to those customers who do not wish to build the kits.

We are currently in the preliminary stages of the development of our proprietary designs. Development costs will be limited to man hours spent in design. We estimate that completion of proprietary designs that will be marketable will take between 9 and 12 months and involve approximately 700 hours of development. Based on the time frames involved, we cannot predict how much will be charged for these designs.

Marketing

We currently rely on free search engine traffic and free of charge listings on website directories for the vast majority of website traffic to www.audiyo.com. We have registered our website with over a dozen Internet search engines including Google, Excite and Webcrawler. We also have link exchanges in place with Audiocominternational.com, DACT.com, and Bentaudio.com

We attended and exhibited at Festival Son & Image (FSI), which is a large hi-fi exposition, held in Montreal during April 2-4/2004. We also placed an advertisement in the FSI magazine and benefited from the exposure of our booth at the show.

We also plan on attending and exhibiting at expositions held by Sport Compact Company throughout the year. Sport Compact promotes and provides venues for the aftermarket and performance industries who wish to showcase their performance vehicles and wares. We will be sponsoring 2 performance vehicles by integrating our products with the vehicle's auto-modifications with the objective of garnering exposure to a wider demographic.

We also plan on advertising on major audio web sites and industry magazines. With the on-line advertising we plan to purchase add space, exchange banners with selected high traffic audio sites such as Audiogon.com, Canuckaudiomark.com, UHF, and other selected do-it-yourself sites. Magazine advertising may include industry magazines such as UHF, Audio Ideas Guide, Son & Image (French Magazine), AudioXpress and Vaccum Tube Valley. We currently have a one year advertising agreement with canuckaudiomart.com which expires in September 2004. We paid $250 for a one year banner placement on their website. We plan to renew this contract when it expires.

Technology

We host our website and email at 123ehost.com, a Quebec based hosting company. These servers are owned and operated by 123ehost.com which provides high performance bandwidth and secure server co-location facilities. 123ehost.com currently charges us $100 / year flat fee for hosting.

Our previous shopping cart was supplied by Mal's e-commerce www.mals-e.com . We used their $6 monthly Premium account allowing us to insert our Audiyo logo instead of their logo and allowing us to integrate into a credit card payment gateway such as Internetsecure. The shopping cart itself was secured by a SSL (secured socket layer) server to collect credit card information. It was setup so we could include shipping charges, sales tax, and email responders.

We launched our updated website on August 3, 2004, which includes a custom shopping cart developed by www.solarsharky.net. Pursuant to the terms of our agreement with Solarsharky, we have agreed to retain them to provide web development and maintenance, as needed, for a one year period at the rate of CDN$35 per hour. The launch of the website was delayed due to the time involved in acquiring and adjusting the photos of recent products we are offering. The website is database driven meaning ease of use for adding, deleting, changing data. We feel that the advantages will be:

•

A custom shopping cart with features similar to our previous technology. This shopping cart allows us to interface directly with PayPal, and Internetsecure for payment processing. Users can choose from a variety of shipping methods and can choose to be billed in either US or Canadian funds.

•

Enhanced control of the product information on our website through use of a database. This information which could include product name, price, quantity, discount value, etc. could then be easily modified and automatically reflected on the website. This would also involve separation of graphics and text information. Our website currently loads graphic and text information together. By including a database of text content specific to each product, our site could load more quickly and be more efficiently updated.

•

Search for products functionality. Users of our previous website browsed products in the different categories. Our new site includes a search feature that allows users to enter keywords to search for related products. Such a feature will be more easily implemented in conjunction with the database feature described above.

•

Statistics and reporting. We currently do not track users to our website, nor do we maintain a database of people who have purchased products from us. We intend to implement a software package that will track usage of our site and assist us in our website development and marketing. We intend to develop and maintain a database of customers to which we can do follow-up marketing.

                 We anticipate our new website will be more flexible and easy to use not only for the website administrator but also for our customers.

Competition

There is significant competition in the audio parts retail market. Our primary competition is from other web-based audio component suppliers. Many websites compete with us for visitors and advertisers and we expect this competition to increase in the future. We believe that the primary competitive factors in our markets include brand recognition, products and services we list on our website, ease of use, and marketing effectiveness. Our significant competitors include www.partsconnexion.com, www.takefiveaudio.com, www.percyaudio.com, and www.diycable.com.

We consider Partsconnexion.com, takefiveaudio.com, percyaudio.com and diycable.com our competitors because these companies, being audio component retailers, target the same customers as our company. Like our company, these companies retail their products over the internet by posting photographs and narrative descriptions. Partsconnexion.com's service slightly differs from our and the other competitors' services because they mainly post a catalogue of their products with few pictures for the client whereas we (and the other companies) post a picture per product.

We intend to compete against these companies by maximizing the exposure of our website through marketing (as discussed above), offering a broader range of products on our website and by signing exclusive distribution agreements where possible with high-quality component manufacturers. Pursuant to our agreement with Danish Audio Connect, we are Danish Audio Connect's exclusive Canadian distributor for their products. We entered into our agreement with Danish Audio Connect on May 15, 2004 and the agreement is for a term of two years. Pursuant to the terms of this agreement, Danish Audio Connect is obligated to provide us exclusively with their products for distribution in Canada. As a result, this provides us with a competitive advantage over our competitors who do not have the ability to market and resell Danish Audio Connect products in Canada.

Danish Audio Connect has an international network, with 13 distributors around the world. We feel that our relationship with Danish Audio Connect strengthens our competitive position. We have no competitors that are authorized to distribute Danish Audio Connect products within Canada, and as a result we control the supply of the products when small Original Equipment Manufacturers, retailers or end-users wish to make an order or purchase the products.

Our informal research indicates that our competitors supplement their Internet advertising with print advertising. We have previously advertised in one print publication in Montreal and we are researching the opportunity to advertise in other print magazines including international publications. Advertising decisions will be based on costs and evaluation of market potential.

We believe that some of our competitive strengths include our distribution rights (pursuant to our agreement with Danish Audio Connect), domain name, the ease of use of our website and our personalized marketing efforts. We intend to continue to improve our brand recognition and increase the amount of products and services offered as we build out our website and increase our exposure on the Internet by advertising and search engine registration.

Many of our competitors and potential new competitors may have greater financial, technical, marketing and distribution resources. Larger competitors than us can spend more money on search engine marketing, which can attract more customers to their websites than ours. In addition larger competitors have the resources to hire more personnel to develop and market their website. There can be no assurance that we will be able to compete successfully against current and future competitors, and competitive pressures faced by our company may affect our ability to establish or maintain a base customers for our audio component retail business. If we are unable to establish and maintain a customer-base of listings then we will be unable to generate the revenues and cash flow necessary to expand our business operations.

Growth Strategy

We continue to focus on growing our online audio component retail business through our sales and marketing efforts and by continuing to increase the amount of products offered on our site through both exclusive and non-exclusive retail and distribution agreements. We intend to aggressively market our website to both individual consumers as well as the original equipment manufacturer market. If we are successful in implementing our marketing efforts, we may attract a consistent consumer base, hence create room for greater expansion.

Attracting and retaining clients to our website are the key elements for us to achieve in order to continue as a going concern. Our informal research shows that both the Internet usage by our key demographics as well as the general internet user continues to grow. Despite the competitive nature of this market, the market's continued growth, combined with our marketing efforts result in our confidence to attract and retain users to our website.

Employees

Our president Mr. Li, and our Vice President Mr. Au are the only employees of the company. They handle all of the responsibilities in the area of corporate administration, business development and research.

If our sales and marketing program is successful in building a significant client base for our online audio component retailer, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

Intellectual Property

We own the domain name www.audiyo.com.

We are not aware that our services or proprietary rights infringe the proprietary rights of third parties. However, from time to time, we may receive notices from third parties asserting that we have infringed their trademarks, copyrights or other intellectual property rights. In addition, we may initiate claims or litigation against third parties for infringement of our proprietary rights or to establish the validity of our proprietary rights. Any such claims could be time-consuming, result in costly litigation, cause service stoppages or lead us to enter into royalty or licensing agreements rather than disputing the merits of such claims. An adverse outcome in litigation or similar proceedings could subject us to significant liabilities to third parties, require expenditure of significant resources to develop non-infringing technology, require disputed rights to be licensed from others, or require us to cease the marketing or use of our website, any of which could have a material adverse effect on our business, operating results and financial condition.

MANAGEMENT'S DISCUSSION AND ANALYSIS AND PLAN OF OPERATION

The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this registration statement. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this registration statement, particularly in the section entitled "Risk Factors" beginning on page 7 of this registration statement.

Our audited and unaudited financial statements are stated in United States Dollars and are prepared in accordance with United States Generally Accepted Accounting Principles.

General Overview

We remain a development stage company. As noted below we have only recently been generating revenue from the sale of audio components through our website. Our primary concerns in regards to our efforts to maintain and expand our business and increase our revenues are:

•	market acceptance our website and the products offered thereon by potential customers;
•	our ability to successfully compete with other more established companies who provide similar products in the on-line audio component marketplace; and
•	our short term funding requirements until we achieve a break-even level of operations.

While we are encouraged by the recent increases in sales and revenues (from nil to December 31, 2003 to $102,037 cumulative to March 31, 2005), we realize that in order for this trend to continue we must establish and maintain a significant share of the market for internet based audio component retail sales. The only measurement that we have for ascertaining whether or not the audio component market is accepting our website and products, and whether or not we are successfully competing in such market, is whether our revenues are increasing on a month to month basis. As we are an early stage development company, and until we achieve a more substantial level of operations and have greater resources available to us, it will be difficult to analyze how we are doing in terms of our efforts to obtain additional market share and successfully compete in the on-line audio component market, other than by looking to our revenues as a benchmark.

In order to obtain additional market share, we feel that a critical component is the establishment of relationships with key suppliers/manufacturers. In addition, by entering into such relationships, we will be able to obtain our products for resale at better rates from the suppliers/manufacturers, thereby decreasing our costs of goods sold. We have established a few such relationships, the most material one of which is our agreement with Danish Audio Connect. However, we must expand the number of such relationships and lessen our dependence on Danish Audio Connect.

As noted we have no objective way to determine if we are gaining the market acceptance necessary for future growth. However, our management continues to attend industry related trade shows such as CES, the largest consumer electronics trade show in the world, held Jan 5-9, 2005 in Las Vegas. Meetings held at that and other industry related events with both current and potential suppliers and partners continue to reinforce management's opinion that our business is viable and has growth potential. Management believes that its ongoing efforts will continue to result in tangible results such as increased sales and business partnerships that will show our ability to successfully compete in the marketplace.

Management's informal analysis of the marketplace leads us to believe that home audio, home video and home computer systems are becoming increasingly integrated and interoperable. Our management believes that as end users begin to integrate these once stand alone systems that demand for its products will increase. Furthermore, management believes that the integration of home audio, video and computer systems will see the rise of numerous new technologies, companies, products and services and that we are is well positioned to participate in this emerging market.

Until we are able to generate material revenues from operations we must limit our expenses as much as possible. To date the majority of our expenses have been as a result of legal and accounting costs associated with the offering and this registration statement. Once we are no longer faced with such expenses as they relate specifically to this registration statement and the offering, we anticipate that our ongoing operating, legal and audit expenses will be at a manageable level, provided that we at least maintain our current level of revenues.

Results Of Operations

Three Month Period ended March 31, 2005

During the three month period ended March 31, 2005 we generated $62,014 from the sale of audio components, with a cost of goods sold of $38,560, as compared to $1,413 revenues for the three month period ended March 31, 2004. Cost of goods sold represented approximately 62% of revenue for the period as compared to 70% for the year ended December 31, 2004.

During the three month period ended March 31, 2005 we incurred $17,380 in general and administrative expenses, which primarily consisted of expenses associated with legal fees, management fees, audit and accounting fees, consulting fees and advertising. Legal fees were $5,000, audit and accounting fees were $4,076, consulting fees were $3,000 and management fees were $nil. These were the material components of our expenses for the period.

We generated income of $6,074 for the three month period ended March 31, 2005, as compared to a loss of $(23,076) for the three month period ended March 31, 2004. As of March 31, 2005, we had a working capital deficiency of $4,883.

Liquidity and Capital Resources

As at March 31, 2005 we had $44,222 of cash on hand. For the three month period ended our total current assets were $117,206, which consisted primarily of cash, accounts receivable and inventory. While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

As at March 31, 2005, our total current liabilities increased to $122,089 from $84,270 at December 31, 2004, primarily reflecting an increase in accounts payable and amounts due to related parties.

In addition to our current liabilities, our only other material expenditure commitments are for the repayment of the $10,000 promissory note we issued for the acquisition of our subsidiary, and the repayment of a $10,000 loan which we have received from one of our directors and officers. The promissory note bears interest at the prime rate plus 2% per annum and is payable on December 31, 2008. As a result, the note has been classified as a long term liability. The related party loan is non-interest bearing, unsecured and has no specific repayment terms.

We do not anticipate any material changes in the cost or requirements relating to the capital resources required to conduct our operations. These resources are the hardware and software that we use in the operation of our website. We do not have any obligations regarding, and do not intend on making, any material capital expenditures.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. During the year ended December 31, 2004, we effected a series of equity private placements totaling $44,950. In addition, during the year ended December 31, 2004 we received a $10,000 loan from Raymond Li, one of our directors and officers. As at March 31, 2005 our cash-on-hand was $44,222, with accounts receivable of $19,972. These funds will not be sufficient for us to address our minimum current and ongoing expenses, and as a result we will have to restrict or eliminate expenses associated with the marketing and promotion activity connected with the development and marketing of our products and expansion of our website. We cannot not satisfy our minimum cash requirements for the twelve month period ending March 31, 2006 without further funding. As we require additional monies during 2005, we hope to raise any such additional capital primarily through the private placement of our securities or advances from related parties.

We generated income of $6,074 for the three month period ended March 31, 2005, compared to a loss of $23,076 for the three month period ended March 31, 2004. As of March 31, 2005, we had a working capital deficiency of $4,883.

Cash Requirements

Presently, our revenues are not sufficient to meet our operating and capital expenses. Management projects that we will require additional funding to maintain and expand our current operations.

There is some doubt about our ability to continue as a going concern as the continuation of our business is dependent upon the success and continuation of our distribution contract with Danish Audio Connect and successful and sufficient market acceptance of new audio component product releases, the continuing successful promotion of our website, obtaining further financing, and finally, maintaining a break even or profitable level of operations.

We have incurred operating losses since inception, and this is likely to continue into the twelve month period ended March 31, 2006. Management projects that we may require an additional $21,000 to $39,000 to fund our ongoing operating expenditures and working capital requirements for the twelve month period ending March 31, 2006, broken down as follows:

Estimated Funding Required During the Twelve Month Period Ending March 31, 2006
Operating expenditures
Marketing	$4,000 - $7,000
General and Administrative	$6,000 - $12,000
Website development costs	$2,000 - $5,000
Working capital	$9,000 - $15,000
Total	$21,000 - $39,000

                 Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on the annual financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further financing, successful and sufficient market acceptance of our website, the continuing successful development of our website, and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Management believes that audio related products and technologies will become an increasingly popular market segment and that if we are successful at building our brand and showing consistent sales growth that we may be successful at completing future equity or debt financings.

There are no assurances that we will be able to obtain further funds as may be required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We plan to rely on loans from management to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances, however, our directors and officers intend to continue to fund our operations as required to maintain operations to March 31, 2006. As noted, we have not entered into any definitive agreements so the intent of our directors and officers to continue to fund our operations is not a legally binding obligation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Future Operations

Our primary objectives in the twelve-month period ending March 31, 2006 will be to further develop and expand our website to allow for more efficient addition and removal of products and well as increasing the amount of products available by entering into formal retail and distribution agreements with distributors and manufacturers of quality audio components. We further intend on expanding the workshop section of our website to demonstrate how to assemble various pieces of audio equipment such as interconnect cables, speakers and amplifiers. We also intend on developing our website so that we can offer sponsorship opportunities through advertising placed on our website. Part of our website is now operational and we intend to continue construction of our website to include other brands of hi-end audio components and additional categories of components. We are also building a gallery to display samples of finished products. We anticipate that our website will be fully operational by July 31, 2005.

Website Operation

Audiyo.com was created using Macromedia Dreamweaver. We have created an interactive user-friendly website that caters to do-it-yourself enthusiasts. The website's features include flash content, custom graphics, a calculating feature based upon the quantity of products being sold, a database of brand-name audio components, and PayPal. PayPal is a secure-ordering technology that enables an individual or business with an e-mail address to securely, easily and quickly send and receive payments online. As internet technology constantly evolves, we will continue to monitor our progress and adapt accordingly. We will constantly strive to implement improvements to the Audiyo.com website.

Over the next twelve-months, some of the improvements we have recently completed or planned include:

-         Enhanced control of the product information on our website through use of a database. This information includes product name, price, quantity, discount value, etc. and can be easily modified and automatically reflected on the website. This also involves separation of graphics and data, as our previous website loaded graphic and text information together. By including a database of text content specific to each product, our site can load more quickly and be more efficiently updated. These improvements were completed and launched on August 3, 2004.

-         Search for products functionality. Users currently browse products in six different categories. We intend to add a search feature that would allow users to enter keywords to search for related products. Such a feature will be more easily implemented in conjunction with the database feature described above. We launched a basic search feature with our new website on August 3, 2004, which, together with product information improvements noted above, cost of approximately $2,200. This basic search feature allows users to type in key words to search our product database and returns a list of un-sorted results based on the appearance of the key word in the product description. As we expand our product database, we intend to offer a more robust search feature that will return results sorted by product type and manufacturer. We anticipate that implementing this feature will cost approximately $750 and we expect having this search feature functional by March 2005.

-         Statistics and reporting. We currently do not track users to our website, nor do we maintain a database of people who have purchased products from us. We intend to implement a software package that will track usage of our site and assist us is our website development and marketing. We further intend to develop and maintain a database of customers to which we can do follow-up marketing and could potentially tie into an accounting system. We intend to begin tracking usage of our website by January 2005 and have a program in place to report and perform basic analysis by March 2005. We anticipate that the implementation of such a program will cost approximately $1,000.

Promotion

We currently promote our directory on the Internet through search engines and paid Internet advertising. We currently spend $25 per month on website advertising with canuckaudiomart.com. We have spent $750 renting a booth at the Festival Son & Image exposition as well as $450 in their show magazine. A banner for our booth, which we will be able to reuse, cost $200. Also in association with the show, we spent $400 on 4x5 flyers. We expect that promotion expenses may be up to $2,000 per month over the next twelve-month period, which we anticipate will consist primarily of internet and print media advertising, and also attendance at industry trade shows.

Research and Development

We expect to spend up to a further $5,000 on developing the website between now and September 30, 2005. We had initially spent $800 developing our current website www.audiyo.com. As noted above, the development of the website has also involved the enhanced control of product information, and an enhanced search feature, at a combined cost of approximately $2,200. In addition, we intend to expend a further $2,000 to $5,000 on improving our website's design, graphics and general functionality. We expect the useful life of the website to be three years.

The priorities and anticipated expenses for our website development initiatives are as follows:
•	A more sophisticated search feature that will return results sorted by product type and manufacturer. We anticipate that implementing this feature will cost approximately $750
•	Tracking usage of our website with a program to report and perform basic analysis. We anticipate that the implementation of such a program will cost approximately $1,000.
•	Ongoing to improvements to website functionality, at a cost of $250 to $2,000.
•	Improvements on the design, graphics and layout of our website, at a cost of $nil to $1,250, subject to the availability of funds.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Personnel

As of March 31, 2005, our employees include our president, Raymond Li, and vice-president, Simon Au. They handle all of the responsibilities in the area of corporate administration, business development and research. In addition, these individuals provide us with capital raising services. We have no other employees. In the twelve months ending March 31, 2006, we plan to raise our total number of permanent employees to approximately four adding one full time website developer and one full time business development person to focus on both sales and sourcing additional distribution agreements. We anticipate the cost of each employee to be employed will be approximately $500 per month and we may choose to compensate our employees with consideration other than cash, such as shares of our common stock or option to purchase shares of our common stock.

If our sales and marketing program is successful in selling software, we may be required to hire new personnel to improve, implement and administer our operational, management, financial and accounting systems.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply

SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

In March 2005, the FASB issued Financial Interpretation 47, Accounting for Conditional Asset Retirement Obligations (FIN 47). FIN 47 clarifies that the term conditional asset retirement obligation as used in FASB Statement No. 143, Accounting for Asset Retirement Obligations, refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The obligation to perform the asset retirement activity is unconditional even though uncertainty exists about the timing and (or) method of settlement. Thus, the timing and (or) method of settlement may be conditional on a future event. Accordingly, an entity is required to recognize a liability for the fair value of a conditional asset retirement obligation if the fair value of the liability can be reasonably estimated. FIN 47 also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and is effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles used in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management's application of accounting policies. We believe that understanding the basis and nature of the estimates and assumptions involved with the following aspects of our consolidated financial statements is critical to an understanding of our financials.

Going Concern

The audited financial statements included with this prospectus have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in the preparation of the financial statements.

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward looking statements". Such forward looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other "forward looking statements" involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward looking statements".

Our common shares are considered speculative during our search for a new business opportunity. Prospective investors should consider carefully the risk factors set out below.

RISKS RELATED TO OUR BUSINESS

We have had minimal revenues from operations and if we are not able to generate material revenues we may be forced to scale back or cease operations or our business operations may fail.

To date we have not generated any material revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. Since we commenced our business operations in December 2003, we have generated $103,037 in revenue from the sale of audio parts to March 31, 2005. Also, we issued a $10,000 promissory note to acquire the outstanding shares in Audiyo, Inc. We incurred a loss of $(3,900) for the fiscal period ended December 31, 2003, and a loss of $(63,464) for the year ended December 31, 2004. As of March 31, 2005, we had a working capital deficiency of $4,883. We do not expect positive cash flow from operations in the near term. Between October 2003 and March 2004, we received an aggregate of $45,050 gross proceeds from three private placement financings in which we sold shares of our common stock. We have estimated that we will require between $21,000 and $39,000 to carry out our business plan for the twelve month period ending March 31, 2006. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with complementary product manufacturers or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of audio components we will not be able to maintain our operations or achieve a profitable level of operations.

We have only commenced our business operations in December, 2003 and we have a limited operating history. If we cannot successfully manage the risks associated with the expansion of our web based audio parts sales business, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on October 14, 2003 consisted primarily of acquiring an audio parts retail company and continuing to market the products. On December 31, 2003, we acquired all the outstanding shares in Audiyo, Inc., an Ontario, Canada company which retails audio parts to do-it-yourself audio consumers and original equipment manufacturers through a website at www.audiyo.com. Audiyo, Inc. was incorporated on June 9, 2003. We are continuing to develop and expand our website and the products we offer. Our prospects are subject to the risks and expenses which we will encounter in our efforts to establish and expand our web site based audio components sales business. Our limited operating history and the highly competitive nature of the audio parts retail industry make it difficult or impossible to predict future results of our operations. We may not establish a clientele that will make us profitable, which might result in the loss of some or all of your investment in our common stock.

The fact that we are in the early development of our company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern, as indicated in our independent auditors' report in connection with our audited financial statements.

We are in the development stage and have generated limited revenues since our inception on October 14, 2003. Since we are still in the early stages of developing our company and because of the lack of business operations at December 31, 2004, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between October 2003 and March 2004, we raised $45,050 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (estimated at a total of $7,000 to $10,000 for the twelve month period ending March 31, 2006), to be approximately $2,000 each month. At this rate we will not be able to maintain our operations at their present level until March 31, 2006 without generating significant revenues from our operations or incurring any non-operational expenses. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by audio components consumers. If we cannot attract a significant number customers, we will not be able to general any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended December 31, 2004.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we might be forced to scale back or cease operations or discontinue our business.

We intend to spend a further $5,000 to expand our website and a further $5,000 to market our website and products before December 31, 2005. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

We anticipate that the funds we have raised in the last private placements may be sufficient to satisfy our cash requirements for the balance of the year ended December 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

- we incur unexpected costs in expanding our website or encounter any unexpected technical or other difficulties;

- we incur delays and additional expenses as a result of technology failure;

- we are unable to create a substantial market for our products; or

- we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could prevent us from pursuing our business plans for the expansions of our audio components sales operations and ultimately achieving a profitable level of such operations.

We will depend almost exclusively on outside capital to pay for the continued development and marketing of our products. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our audio components sales operations and so may be forced to scale back or cease operations or discontinue our business.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under U.S. federal securities laws against them.

If we are unable to protect our Internet domain name, our efforts to increase public recognition of our brand may be impaired.

We currently hold the Internet domain name "audiyo.com". The acquisition and maintenance of domain names generally is regulated by governmental agencies and their designees. The regulation of domain names in the United States and in foreign countries is subject to change. As a result, we may be unable to acquire or maintain relevant domain names in all countries in which we intend to conduct business. This could impair our efforts to build brand recognition and to increase traffic to our website and sales. Furthermore, the relationship between regulations governing domain names and laws protecting trademarks and similar proprietary rights is unclear. Therefore, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our trademarks and other proprietary rights. We may need to bring legal claims to enforce or protect such intellectual property rights. Any litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources. Any claims, by or against us, could be time consuming and costly to defend or litigate, divert our attention and resources and result in the loss of goodwill associated with our trade names.

The establishment and maintenance of brand identity of our website and software is critical to our future success. If we are unable to provide competitive products or otherwise fail to promote and maintain our brand and those that we represents, we may never attract sufficient customers to achieve a profitable level of operations.

Since our website is the primary vehicle through which we market our products, market acceptance of our website is critical to our future success. Factors such as market positioning, the availability and price of competing products, and the introductions of new technologies will affect the market acceptance of our website and products.

We believe that establishing and maintaining brand identity of our website will help increase the awareness of our products. Promotion of our products will depend largely on our success in continuing to provide a high quality online website. In order to attract and retain users for our website and to promote and maintain our brand in response to competitive pressures, we may increase our financial commitment to creating and maintaining a distinct brand loyalty among our users. If we are unable to provide high quality online services, or otherwise fail to promote and maintain our brand, incur excessive expenses in an attempt to improve, or promote and maintain our brand, we may never attract sufficient customers to become profitable and you may lose some or all of your investment in our common stock.

If our operations are disrupted by technological or other problems, we may not be able to generate any revenue from the sale of our products.

Our systems could be overwhelmed or could fail for any number of reasons. We currently promote and sell our products primarily through the Internet. Heavy usage volumes could cause significant backlogs or could cause our systems to fail. We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

- a hardware or software error, failure or crash,

- a power or telecommunications failure,

- human error, or

- a fire, flood or other natural disaster.

Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

The computer servers which house the data storage and software are housed at the data center of a third party company. If the systems of this third party slows down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation, cause customers to choose other vendors. We currently do not have any property and business interruption insurance to compensate us for all losses we may incur. If any of these circumstances occur, then our ongoing operations may be harmed to the extent that we will be unable to market and sell our products through our web site and as a result we would be unable to generate revenues and/or attract or retain audio component customers.

We are currently dependent upon one supplier, Danish Audio Connect, for supply of a substantial portion of our audio component products. If Danish Audio Connect ceased to provide us exclusively with its products for sale in Canada our sales and profitability potential may be irreparably harmed.

We have entered into a supply/distribution agreement with Danish Audio Connect for the supply of audio components which we resell. Danish Audio Connect supplies approximately 40% of the audio components that we sell. Our reliance on this supplier, subject us to various risks, including the possibility of a shortage or lack of availability of audio components products, quality control problems, increases in costs and lack of control over delivery schedules, any of which would decrease our sales and revenues and restrict our chances to become profitable. In situations where we are unable to rectify supply or quality problems associated with the audio components supplied to us, costly delays could result. Although we believe that Danish Audio Connect has current manufacturing capabilities to enable it to produce and supply the audio components which we will require, there is no assurance that this will be adequate for future growth. Further, if Danish Audio Connect ceased to provide us exclusively with its products for sale in Canada as we may be required to find an alternate supplier with less consumer brand recognition, or who may charge us more for similar products. If we are required to pay more for our products from an alternate supplier our potential profit margins will decrease.

Our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Both of our directors and officers are involved in other business activities. Raymond Li, our President and a director, is employed full time as an account manager at Nordx, a manufacturer of communication and cable wire. Simon Au, our Vice-President and director is employed full time as a manufacturing and process engineer with the Rollstamp Manufacturing Division of Decoma International. As a result of these other business activities that our directors and officers are involved in, our directors and officers may not be able to devote sufficient time to our business affairs or the formation of critical strategic alliances. The inability of our directors and officers to devote sufficient time to our business may restrict our ability to conduct our ongoing operations, and as a result would also prevent us from expanding our business.

Because our officers, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officers and directors and their affiliates, in the aggregate, beneficially own 67% of issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officers, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

RISKS ASSOCIATED WITH OUR COMMON STOCK

There is no active trading market for our common stock and if a market for our common stock does not develop, our investors will be unable to sell their shares.

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board upon the effectiveness of this registration statement of which this prospectus forms a part. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

Our stock is a penny stock. Trading of our stock may be restricted by the SEC's penny stock regulations and the NASD's sales practice requirements, which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the SEC which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

In addition to the "penny stock" rules promulgated by the Securities and Exchange Commission, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock.

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being March 31, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's president and chief executive officer. Based upon that evaluation, our company's president and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our company's reports filed under the Exchange Act is accumulated and communicated to management, including our company's president and chief executive officer as appropriate, to allow timely decisions regarding required disclosure.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
(10)	Material Contracts
10.1

Share Purchase Agreement, dated December 31, 2003 between Sound Technology, Inc., Raymond Li, Simon Au and Patrick Fung (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

10.2	Promissory Note, dated December 31, 2003 from Sound Technology, Inc. (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.3	Subscription Agreement, dated October 14, 2003, between Sound Technology Inc. and Raymond Li (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.4	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Raymond Li (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.5	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Simon Au (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.6	Form of Subscription Agreement between Sound Technology Inc. and each of the following persons (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004):
	Name	Amount of Common Shares Purchased at $0.005 per Share
	Sophie Au	50,000
	Lai Ming Back	30,000
	Michael Poseiro	90,000
	Manny Fong	40,000
	Tsz Choi Chou	60,000
	Shirley Fung	45,000
	Jean Yang	75,000
	Kevin Chu	200,000
	Danny Dere	30,000
	Kenny Li	90,000
	Nelson Tam	40,000
	Albert Lee	70,000

	Michael Too	80,000
	Raymond Too	90,000
	Brenda Too	60,000
	Kevin Fung	200,000
	Nicolas Penn	105,000
	Richard Lee	80,000
	Hei Lai Chan	200,000
	Kwok Hong Yu	90,000
	Awais Khan	65,000
	Linda Fong	110,000
	Ellie Gee	200,000
	Antonio Mastrangelo	40,000
	Chung Yu	140,000
	Lai Chun Too	150,000
	Wayne Douglas	60,000
	Nicolas Chakkour	100,000
	Allan Dere	200,000
	Seng Sorivanh Oudomseng	50,000
	Luc Desjardins	50,000
	Hei Yin Chan	100,000

10.7	Distribution Agreement dated May 15, 2004 between Sound Technology Inc. and Danish Audio Connect (incorporated by reference from our Registration Statement Form SB-2/A filed on June 18, 2004)
10.8	Terms of Use of Internet Secure (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.9	User Agreement for PayPal Service (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.10	Distribution Agreement dated May 27, 2004 between Audiyo Inc. and Raimund Mundorf (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
(21)	Subsidiaries
21.	Subsidiaries of Sound Technology, Inc. Audiyo, Inc. (British Columbia)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Raymond Li
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND TECHNOLOGY, INC.

By: /s/ Raymond Li

Raymond Li, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 16, 2005