Form 10QSB
period 2005-06-30
SOUND TECHNOLOGY INC
filed 2005-08-15
CIK 217209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2005

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   9,040,000 common shares issued and outstanding as of August 4, 2005

Transitional Small Business Disclosure Format (Check one):     Yes [ ]     No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2005 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

SOUND TECHNOLOGY, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2005

EXPRESSED IN US FUNDS

Unaudited

Sound Technology, Inc. (A Development Stage Company)	Statement 1
Interim Consolidated Balance Sheets
Expressed in US Funds

ASSETS	As at June 30, 2005 (unaudited)	As at December 31, 2004 (audited)
Current
Cash and cash equivalents	$53,239	$14,919
Accounts receivable	8,452	10,131
Prepaid expenses	83	266
Inventory	73,007	47,997
	134,781	73,313
Goodwill (Note 3)	15,817	15,817
	$150,598	$89,130

LIABILITIES
Current
Accounts payable	$20,768	$14,919
Due to related parties (Note 4)	128,544	69,351
	149,312	84,270
Promissory Note Payable (Note 3)	10,000	10,000
Loan Payable (Note 5)	21,000	21,000
	180,312	115,270

Continued Operations (Note 1)

SHAREHOLDERS' DEFICIENCY
Share Capital - Statement 2 (Note 6)
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued:
9,040,000 shares	9,040	9,040
Contributed capital in excess of par, common	36,010	36,010
	45,050	45,050
Accumulated Comprehensive Income (Loss) – Statement 2	1,611	(526)
Special Distribution – Statement 2 (Note 3)	(3,300)	(3,300)
Deficit - Statement 2	(73,075)	(67,364)
	(29,714)	(26,140)
	$150,598	$89,130

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)	Statement 2
Interim Consolidated Statements of Changes in Shareholders' Deficiency
Expressed in US Funds
Unaudited

	Common Stock Shares	Common Stock Amount at Par	Contributed Capital in Excess of Par	Deficit Accumulated During the Development Stage	Accumulated Comprehensive Income (Loss)	Special Distribution (Note 3)	Total
Common shares issued for cash at $0.002 per share - October 14, 2003	50,000	$50	$50	$-	$-	$-	$100
Net loss	-	-	-	(3,900)	-	-	(3,900)
Special Distribution (Note 3)	-	-	-	-	-	(3,300)	(3,300)
Balance - December 31, 2003	50,000	$50	$50	$(3,900)	$-	$(3,300)	$(7,100)
Common shares issued for cash at $0.005 per share	8,990,000	8,990	35,960	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	9,040,000	$9,040	$36,010	$(67,364)	$(526)	$(3,300)	$(26,140)
Foreign currency translation	-	-	-	-	2,523	-	2,523
Net income	-	-	-	3,551	-	-	3,551
Balance - March 31, 2005	9,040,000	$9,040	$36,010	$(63,813)	$1,997	$(3,300)	$(20,066)
Foreign currency translation	-	-	-	-	(386)	-	(386)
Net loss	-	-	-	(9,262)	-	-	(9,262)
Balance - June 30, 2005	9,040,000	$9,040	$36,010	$(73,075)	$1,611	$(3,300)	$(29,714)

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)	Statement 3
Interim Consolidated Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative Amounts from October 14, 2003 to June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004

REVENUE	$ 133,871	$ 30,834	$ 13,681	$ 92,848	$ 15,094

COST OF GOODS SOLD	93,478	26,347	8,111	64,907	9,022

GROSS PROFIT	$ 40,393	$ 4,487	$ 5,570	$ 27,941	$ 6,072

EXPENSES

Legal fees	44,500	3,000	-	8,000	15,000
Management fees	5,276	-	-	-	5,276
Audit and accounting fees	23,061	4,072	2,000	8,148	4,607
Office and miscellaneous	8,026	2,001	387	4,737	1,118
Advertising and promotion	14,397	3,393	2,213	4,811	2,808
Travel	4,166	433	1,245	2,067	1,245
Interest and bank charges	6,042	850	694	2,889	1,266
Consulting fees	8,000	-	-	3,000	-

Total operating expenses	113,468	13,749	6,539	33,652	31,320

LOSS FOR THE PERIOD	$ (73,075)	$ (9,262)	$ (969)	$ (5,711)	$ (25,248)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		9,040,000	9,040,000	9,040,000	5,083,591

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)	Statement 4
Interim Consolidated Statements of Cash Flows
Expressed in US Funds
Unaudited

Cash Resources Provided By (Used In)	Cumulative Amounts from October 14, 2003 to June 30, 2005	Three Months Ended June 30, 2005	Three Months Ended June 30, 2004	Six Months Ended June 30, 2005	Six Months Ended June 30, 2004
Operating Activities
Loss for the period	$(73,075)	$(9,262)	$(969)	$(5,711)	$(25,248)
Changes in non-cash working capital
Accounts receivable	(8,116)	11,520	(11,293)	1,679	(11,514)
Subscription receivable	-	-	29,050	-	-
Prepaid expenses	206	1,726	1,755	183	252
Inventory	(61,031)	(21,804)	(10,354)	(25,010)	(15,831)
Accounts payable	18,654	3,709	(6,967)	5,849	10,301
Due to related parties	106,144	23,514	16,526	59,193	28,554
	(17,218)	9,403	17,748	36,183	(13,486)

Investing Activities
Cash acquired on purchase of subsidiary	2,796	-	-	-	-

Financing Activities
Loan payable	21,000	-	-	-	-
Capital contribution	45,050	-	-	-	44,950
	66,050	-	-	-	44,950

Foreign Currency Translation Adjustment	1,611	(386)	232	2,137	1,160
Net Increase in Cash and Cash Equivalents	53,239	9,017	17,980	38,320	32,624
Cash and Cash Equivalents – Beginning of Period	-	44,222	17,540	14,919	2,896
Cash and Cash Equivalents – End of Period	$53,239	$53,239	35,520	53,239	35,520

Supplemental Disclosure for Non-Cash Investing and Financing Activities
Promissory note payable	$10,000	$-	$-	$-	$-
Loan payable	$21,000	$-	$-	$-	$-
Acquisition of subsidiary	$(10,000)	$-	$-	$-	$-
Net liabilities assumed on purchase of subsidiary	$(9,117)	$-	$-	$-	$-

- See Accompanying Notes –

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

1.	Organization and Going Concern

Sound Technology, Inc. (the "Company") was incorporated in Nevada, U.S.A. on October 14, 2003.

The Company is a development stage company.

In 2003, the Company acquired Audiyo Inc. ("Audiyo"), an Ontario, Canada, incorporated company (Note 3). Audiyo is an audio component Internet retailer with an interactive user-friendly website, www.audiyo.com, that enables the DIY (do-it-yourself) hobbyist to build sound systems by themselves at a price substantially less than current retail prices. Audiyo's website provides step-by-step process instructions with visuals including tools and components required to build audio projects.

Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2005, the Company has an accumulated deficit of $73,075. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005.

The ability of the Company to emerge from the development stage is dependent upon the Company's successful efforts to raise sufficient capital for the development of Audiyo, its wholly owned subsidiary, and then attaining profitable operations.

In response to these problems, management has planned the following actions:

•	Management intends to raise additional funds through public or private placement offerings.
•	Management expects its increased marketing efforts to result in future sales. There can be no assurances, however, that management's expectations of future sales will be realized.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying interim consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2.	Significant Accounting Policies

a)	Basis of Consolidation

These interim consolidated financial statements include the accounts of the Company and its wholly owned subsidiary, Audiyo Inc. All intercompany balances and transactions have been eliminated.

b)	Fiscal Periods

The Company's fiscal year and its subsidiary's fiscal year end on December 31.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies – Continued

c)	Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain estimates and assumptions that affect the reported amounts and timing of revenues and expenses, the reported amounts and classification of assets and liabilities, and disclosure of contingent assets and liabilities. These estimates and assumptions are based on the Company's historical results as well as management's future expectations. The Company's actual results could vary materially from management's estimates and assumptions.

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

The Company operates in an emerging industry that is subject to market acceptance and technological changes. The Company's operations are subject to significant risks and uncertainties, including financial, operational, technological and other risks associated with operating an emerging business, including the potential risk of business failure.

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

The Company follows Financial Accounting Standards Board ("FASB'') Statement of Financial Accounting Standards ("SFAS'') No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets''. SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

h)	Goodwill and other Intangibles - Continued

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. The Company completed its first phase impairment analysis during the period ended June 30, 2005 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase was not necessary. No subsequent indicators of impairment have been noted by the Company.

i)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition in Financial Statements." Revenue consists of sales of audio equipment and are recognized only when all of the following criteria have been met: Persuasive evidence for an agreement exists; delivery has occurred; the fee is fixed or determinable; and collectability is reasonably assured.

Accounts receivable relate to the sale of audio components. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of June 30, 2005, no allowance for doubtful accounts is considered necessary.

j)	Foreign Currency Transactions

The Company's functional currency is the Canadian dollar. The Company's reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date; and
ii)	Revenue and expense items at the average rate of exchange prevailing during the period.

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders' equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as accumulated comprehensive income (loss).

For foreign currency transactions, the Company translates these amounts to the Company's functional currency at the exchange rate effective on the invoice date. If the exchange rate changes between the time of purchase and the time actual payment is made, a foreign exchange transaction gain or loss results which is included in determining net income (loss) for the period.

k)	Advertising

The Company expenses the cost of advertising when incurred.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

l)	Shipping and Handling Charges

Shipping and handling costs are included in cost of goods sold in the accompanying statements of income (loss) in accordance with Emerging Issues Task Force ("EITF") No. 00-10, "Accounting for Shipping and Handling Fees and Costs".

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

The carrying values of the Company's financial instruments, consisting of its cash and cash equivalents, accounts receivable, accounts payable, amounts due to related parties and promissory note payable, materially approximated their respective fair values at the balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of long-term note payable is based on current rates at which the Company could borrow funds with similar remaining maturity.

o)	Concentrations of Credit Risk

The Company's financial instruments that are exposed to concentrations of credit risk primarily consist of its cash and cash equivalents, accounts receivable, accounts payable, amounts due to related party, loans payable and promissory note payables. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company's management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

p)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

q)	Segment Reporting

SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying interim consolidated statements of loss.

r)	Comprehensive Income

SFAS No. 130, "Reporting Comprehensive Income", establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended June 30, 2005, the Company's only comprehensive income (loss) was foreign currency translation adjustments.

s)	Earnings (Loss) per Share

The Company computes net earnings (loss) per common share using SFAS No. 128, "Earnings Per Share". Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at June 30, 2005. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

t)	Software Costs

The Company's policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, "Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed". There were no significant software development costs during the period ended June 30, 2005.

Costs for internal use software, whether developed or obtained, are assessed to determine whether they should be capitalized or expensed in accordance with American Institute of Certified Public Accountants' Statement ("SOP") 98-1, "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use". Capitalized software costs, if any, will be reflected as fixed assets on the balance sheets.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

u)	Recently Adopted Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after June 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

u)	Recently Adopted Accounting Standards – Continued

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
June 30, 2005
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

The net goodwill booked was therefore $15,817.

4.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in the notes to the interim consolidated financial statements are as follows:

a)	As at June 30, 2005, amounts due to related parties consist of the following:

i)

$66,081 (December 31, 2004 - $23,055) due to a director and officer of the Company which consists of $2,943 in accrued management fees, $48,691 in loans to the Company and $14,447 for purchases and expenses incurred on behalf of the Company;

ii)

$46,416 (December 31, 2004 - $33,374) due to a director of the Company which consists of $7,345 in management fees, $19,772 in loans to the Company and $19,299 for purchases and expenses incurred on behalf of the Company; and

iii)	$16,047 (December 31, 2004 - $12,922) due to an officer of the Company which consists of $3,265 in loans to the Company and $12,782 for purchases and expenses incurred on behalf of the Company.

These amounts were incurred in the ordinary course of business. They are unsecured, due on demand and bear interest at prime.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
June 30, 2005
Expressed in US Funds
Unaudited

5.	Loan Payable

Loan payable consists of a loan made by an unrelated party to the Company. The loan is unsecured, non-interest bearing and has no specific repayment terms. The unrelated party indicated that no demand of repayment will occur within the current fiscal year. Accordingly, this loan has been classified as a long-term liability on the Company's balance sheet.

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

Our consolidated unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our consolidated unaudited financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Sound Technology, Inc. and our subsidiary Audiyo, Inc.

OVERVIEW

Our company was incorporated in the state of Nevada on October 14, 2003 by Raymond Li and we commenced business operations upon the acquisition of Audiyo, Inc., on December 31, 2003. As a result of the acquisition, Simon Au became one of our directors and officers on January 1, 2004. Our wholly-owned subsidiary, Audiyo, Inc., was incorporated in the province of Ontario, Canada, on June 9, 2003, and from its incorporation until it was acquired by our company, Audiyo, Inc. was owned by Raymond Li, Simon Au and Patrick Fung. On December 31, 2003, we issued a $10,000 promissory note to acquire the shares of Audiyo, Inc. from Raymond Li, our President, Secretary, Treasurer and director, Simon Au, our former Vice-President and director, and Patrick Fung, who became a director of our company on April 26, 2005. The $10,000 promissory note bears interest at the prime rate plus 2% per annum and is payable on December 31, 2008. No finder's fees were paid as a result of the acquisition and the $10,000 promissory note was the sole consideration for the acquisition of Audiyo, Inc. Prior to the acquisition, Simon Au owned 52%, Raymond Li owned 33% and Patrick Fung owned 15% of the company. The acquisition was not an arm's-length transaction.

Through our subsidiary, we own and operate an internet-based audio component retailer with a website located at www.audiyo.com. We supply audio products to the audio do-it-yourself customer and original equipment manufacturer markets. We do not sell pre-assembled units, rather we carry quality component parts for building these units. We retail and distribute components to the original equipment manufacturer market and to end users who may wish to construct, upgrade or replace their existing audio equipment.

We are a development stage company. As noted below we have only recently commenced generating revenue from the sale of audio components through our website. At the current stage in our operations, we are primarily focussed on the following:

•	increasing market acceptance of our website and the products offered by our website;

•	increasing market share from more established companies who provide similar products in the on-line audio component marketplace; and
•	increasing revenues from our operations and securing our short-term funding requirements.

While our company has generated increased sales and revenues, from nil revenues generated to December 31, 2003 to $92,848 revenues generated during the six months ending June 30, 2005, we realize that in order for this trend to continue we must increase our market share for internet-based audio component retail sales. In order to obtain additional market share, our company intends to focus on establishing relationships with key suppliers and manufacturers. By entering into such relationships, we anticipate that our company be able to obtain our products for resale at better rates from suppliers and manufacturers, thereby decreasing our costs of goods sold. We have established several such relationships, the most material one being our agreement with Danish Audio Connect. Our company intends to increase the number of such relationships and lessen our dependence on Danish Audio Connect.

Although it is difficult to determine whether our company is gaining market acceptance necessary for future growth, our management continues to market our products to increase our company and our company's products. Our management continues to market our products to increase our company's exposure and increase demand for sales of products through our website. Our management attends industry related trade shows such as CES, the largest consumer electronics trade show in the world, which was held this year in January 2005 in Las Vegas. Meetings held at such industry related events reinforce management's opinion that our business is viable and has growth potential. Management believes that our ongoing sales and marketing efforts will assist our company in recognizing increased interest in our website and increased interest in creating business partnerships.

Management's informal analysis of the marketplace leads us to believe that home audio, home video and home computer systems are becoming increasingly integrated and interoperable. Our management believes that demand for products through our website will increase as end users begin to integrate these once stand alone systems. Management believes that the integration of home audio, video and computer systems will result in a rise in the number of new technologies, companies, products and services and that we are well positioned to participate in this growing market.

Until we are able to generate material revenues from operations, we intend to limit our expenses as much as possible. To date, the majority of our expenses consist of legal and accounting costs associated with being a public company in the United States.

RESULTS OF OPERATIONS

Three Months ended June 30, 2005

During the three months ended June 30, 2005 we generated $30,834 from the sale of audio components, with a cost of goods sold of $26,347, as compared to $13,681 in revenues, with a cost of goods sold of $8,111 for the three months ended June 30, 2004. Cost of goods sold represented approximately 85% of revenue for the three months ended June 30, 2005 as compared to 59% for the three months ended June 30, 2004.

During the three months ended June 30, 2005 we incurred $13,749 in general and administrative expenses, as compared to $6,539 during the three months ended June 30, 2004. The increase in such expenses was largely due to increased professional fees, largely the result of being a public company in the United States. During the three months ended June 30, 2005, legal fees were $3,000 and audit and accounting fees were $4,072.

We incurred a net loss of $9,262 for the three months ended June 30, 2005, as compared to a net loss of $969 for the three months ended June 30, 2004.

Six Months ended June 30, 2005

During the six months ended June 30, 2005 we generated $92,848 from the sale of audio components, with a cost of goods sold of $64,907, as compared to $15,094 in revenues, with a cost of goods sold of $9,022 for the six months ended June 30, 2004. Cost of goods sold represented approximately 70% of revenue for the three months ended June 30, 2005 as compared to approximately 60% of revenue for the three months ended June 30, 2004.

During the six months ended June 30, 2005 we incurred $33,652 in general and administrative expenses, as compared to $31,320 for the six months ended June 30, 2004. The increase in such costs primarily consisted of higher auditing and accounting fees and higher office expenses.

We incurred a net loss of $5,711 for the six months ended June 30, 2005, as compared to a net loss of $25,248 for the six months ended June 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As at June 30, 2005 we had cash of $53,239 compared to cash of $14,919 as of December 31, 2004. We had a working capital deficit of $14,531 as of June 30, 2005 compared to a working capital deficit of $10,957 as of December 31, 2004. While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

Our total current liabilities increased to $149,312 as at June 30, 2005 from $84,270 as at December 31, 2004. The increase reflects the result of an increase in accounts payable and amounts due to related parties. In addition to our current liabilities, our company has a long-term debt of $10,000 pursuant to a promissory note that we issued for the acquisition of our subsidiary. The promissory note bears interest at the prime rate plus 2% per annum and is payable on December 31, 2008. As a result, the note has been classified as a long term liability. The related party loan is non-interest bearing, unsecured and has no specific repayment terms.

Historically, we have financed our cash flow and operations from the sale of stock and advances from shareholders. During the year ended December 31, 2004, we effected a series of equity private placements totaling $44,950. In addition, during the year ended December 31, 2004 we received a $10,000 loan from Raymond Li, one of our directors and officers.

We will require additional financing in order to enable us to proceed with our plan of operations. In addition, we anticipate that will require between approximately $21,000 to $39,000 over the next twelve months to pay for our ongoing expenses. Management believes that our company's cash and cash equivalents and cash provided by operating activities will not be sufficient to meet our working capital requirements for the next twelve months. Our company plans to raise the capital required to satisfy our immediate short-term needs and additional capital required to meet our estimated funding requirements for the next twelve months primarily through the sale of our equity securities by private placement. The issuance of additional equity securities by us may result in a significant dilution in the equity interests of our current shareholders. There is no assurance that we will be able to obtain further funds required for our continued operations or that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonably terms. If we are not able to obtain the additional financing on a timely basis, we will be forced to scale down or perhaps even cease the operation of our business.

Cash Flow Used in Operating Activities

Operating activities provided cash of $36,183 for the six months ended June 30, 2005, whereas operating activity used cash of $13,486 in the six months ended June 30, 2004.

Cash Flow Used in Investing Activities

Investing activities provided cash of $nil during the six months ended June 30, 2005 as compared to $nil during the six months ended June 30, 2004.

Cash Flow Used in Financing Activities

Financing activities provided cash of $nil during the six months ended June 30, 2005 and $44,950 during the six months ended June 30, 2004.

Off-Balance Sheet Arrangements

Our company has no outstanding off-balance sheet arrangements as at June 30, 2005.

Contractual Obligations

Our company has no outstanding contractual obligations as at June 30, 2005.

Capital Requirements

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

We have incurred operating losses since inception, and this is likely to continue into the twelve month period ended June 30, 2006. Management projects that we may require an additional $21,000 to $39,000 for the following expenses for the next twelve month period:

Estimated Funding Required During the Twelve Month Period Ending June 30, 2006
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

There are no assurances that we will be able to obtain further funds as may be required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of equity securities, advances from related parties or shareholder loans. We plan to rely on loans from management to meet our short term cash requirements. We have not entered into any definitive agreements with any shareholders or related parties for the provision of loans or advances. Our directors and officers, however, intend to continue to fund our operations as required to maintain operations to June 30, 2006. As noted, we have not entered into any definitive agreements so the intent of our directors and officers to continue to fund our operations is not a legally binding obligation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, or generate significant material revenues from operations, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Future Operations

Our primary objective in the twelve-month period ending June 30, 2006 is to develop and expand our website's ease of use and to increase the amount of products available to our customers by entering into formal retail and distribution agreements with distributors and manufacturers of quality audio components. We intend to expand the workshop section of our website to demonstrate how to assemble various pieces of audio equipment such as interconnect cables, speakers and amplifiers. We also intend to develop our website so that we can offer sponsorship opportunities through advertising placed on our website. Part of our website is now operational and we intend to continue construction of our website to include other brands of hi-end audio components and additional categories of components. We are also building a gallery to display samples of finished products. We anticipate that our website will be fully operational by June 30, 2006.

We are currently negotiating a contract with Automatic Switching Inc. We would supply Automatic Switching Inc. with audio/video cable solutions for residential purposes. The projected amount of new homes that will use Automatic Switching's cabling system is approx. 3000 - 5000 homes annually. We are also currently sourcing audio/video components for VR Satellite, a company which manufactures satellite systems for recreational vehicles.

In the twelve-month period ending June, 30 2006 we plan to contact selected manufacturers to inquire about the means to secure distribution rights for products we feel will complement the products we already have on our website. If distribution rights cannot be established soon after introductions, we may purchase their products for resale until the time both parties wish to establish a formal distribution contract.

Research and Development

We intend to spend an additional $5,000 on development costs for our website during the next twelve months ending June 30, 2006. We initially spent $800 developing our current website www.audiyo.com. As noted above, the development of the website has also involved the enhanced control of product information, and an enhanced search feature, at a combined cost of approximately $2,200. In addition, we intend to incur further costs of between approximately $2,000 to $5,000 on improving our website's design, graphics and general functionality during the next twelve month period ending June 30, 2006. We expect the useful life of the website to be three years. These expenses include costs associated with the following development initiatives:

•	create a more sophisticated search feature that will return results sorted by product type and manufacturer for an estimated cost of $750;
•	develop a tracking system to track usage of our website with a program to report and perform basic analysis for an estimated cost of $1,000;
•	perform ongoing improvements to our website for an estimated cost of $250 to $2,000; and
•	improve the design, graphics and layout of our website for a cost of up to approximately $1,250, subject to the availability of funds.

Purchase or Sale of Equipment

We do not anticipate that we will expend any significant amount on equipment for our present or future operations. We may purchase computer hardware and software for our ongoing operations.

Employees

As of June 30, 2005, our sole employee is Raymond Li, our President, Secretary and Treasurer. Raymond Li is solely responsible for our corporate administration, business development and research requirements. In addition, Raymond Li provides us with capital raising services. We have no other employees. In the twelve months ending June 30, 2006, we plan to raise our total number of permanent employees to approximately three, adding one full time website developer and one full time business development person to focus on both sales and sourcing additional distribution agreements. We anticipate the cost of each employee to be employed will be approximately $500 per month and we may choose to compensate our employees with consideration other than cash, such as shares of our common stock or options to purchase shares of our common stock.

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

Going Concern

The audited financial statements included with this quarterly report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

To date we have not generated significant revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. Also, we issued a $10,000 promissory note to acquire the outstanding shares in Audiyo, Inc. We incurred a loss of $3,900 for the fiscal period ended December 31, 2003, and a loss of $63,464 for the year ended December 31, 2004. As of June 30, 2005, we had a working capital deficiency of $14,531. We do not expect positive cash flow from operations in the near term. Between October 2003 and March 2004, we received an aggregate of $45,050 gross proceeds from three private placement financings in which we sold shares of our common stock. We have estimated that we will require between $21,000 and $39,000 to carry out our business plan for the twelve months ending June 30, 2006. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with complementary product manufacturers or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of audio components we will not be able to maintain our operations or achieve a profitable level of operations.

We commenced our business operations in December, 2003 and we have a limited operating history. If we cannot successfully manage the risks associated with the expansion of our web based audio parts sales business, we may not achieve profitable operations and ultimately our business may fail.

We have a limited operating history. Our operating activities since our incorporation on October 14, 2003 have primarily consisted of acquiring an audio parts retail company and our ongoing efforts to market the products thereof. On December 31, 2003, we acquired all the outstanding shares in Audiyo, Inc., an Ontario, Canada company which retails audio parts to do-it-yourself audio consumers and original equipment manufacturers through a website at www.audiyo.com. Audiyo, Inc. was incorporated on June 9, 2003. We are continuing to develop and expand our website and the products we offer. Our prospects are subject to the risks and expenses which we will encounter in our efforts to establish and expand sales of audio component products through our web based business. Our limited operating history and the highly competitive nature of the audio parts retail industry make it difficult or impossible to predict future results of our operations. We may not establish a customer base large enough to generate positive cash flow, which may result in the loss of some or all of your investment in our common stock.

The fact that we are a development stage company and that we have only generated limited revenues since our incorporation raises substantial doubt about our ability to continue as a going concern and as such, your entire investment in our company may be lost.

We are a development stage company and have generated limited revenues since our inception on October 14, 2003. As we are in the early stages of development and because of the lack of business operations at December 31, 2004, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between October 2003 and March 2004, we raised $45,050 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (estimated at a total of $7,000 to $10,000 for the twelve month period ending June 30, 2006), to be approximately $2,000 each month. At this rate, we will not be able to maintain our operations at their present level for the twelve month period ended June 30, 2006, without generating significant revenues from our operations or incurring any non-operational expenses. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by consumers of products offered through our website. If we cannot attract a significant number customers, we will not be able to general any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended December 31, 2004.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we may be forced to scale back or cease operations or discontinue our business.

We intend to spend an additional $5,000 to expand our website and a further $5,000 to market our website and products in the twelve months ended June 30, 2006. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

We anticipate that the funds we have raised in the last private placements may be sufficient to satisfy our cash requirements for the balance of the year ended December 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	in expanding our website or encounter any unexpected technical or other difficulties;
•	we incur delays and additional expenses as a result of technology failure;
•	we are unable to create a substantial market for our products; or
•	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could prevent us from pursuing the expansions of our business and ultimately achieving a profitable level of operations.

We will depend almost exclusively on outside capital to pay for the continued development and marketing of products through our website. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available to meet our continuing development costs or, if capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our business and we may be forced to scale back or cease operations or discontinue our business.

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

Our systems could be overwhelmed or could fail for any number of reasons. We currently promote and sell our products primarily through the internet. Heavy usage volumes could cause significant backlogs or could cause our systems to fail. We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

•	- a hardware or software error, failure or crash,
•	a power or telecommunications failure,
•	human error, or
•	a fire, flood or other natural disaster.

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

There is currently no active trading market for our common stock and such a market may not develop or be sustained. We currently plan to have our common stock quoted on the National Association of Securities Dealers Inc.'s OTC Bulletin Board. In order to do this, a market maker must file a Form 15c-211 to allow the market maker to make a market in our shares of common stock. At the date hereof, we are not aware that any market maker has any such intention. However, we cannot provide our investors with any assurance that our common stock will be traded on the OTC Bulletin Board or, if traded, that a public market will materialize. Further, the OTC Bulletin Board is not a listing service or exchange, but is instead a dealer quotation service for subscribing members. If our common stock is not quoted on the OTC Bulletin Board or if a public market for our common stock does not develop, then investors may not be able to resell the shares of our common stock that they have purchased and may lose all of their investment. If we establish a trading market for our common stock, the market price of our common stock may be significantly affected by factors such as actual or anticipated fluctuations in our operation results, general market conditions and other factors. In addition, the stock market has from time to time experienced significant price and volume fluctuations that have particularly affected the market prices for the shares of developmental stage companies. As we are a development stage company such fluctuations may negatively affect the market price of our common stock.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being June 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President and chief executive officer. Based upon that evaluation, our company's President and chief executive officer concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no significant changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUND TECHNOLOGY, INC.

By: /s/ Raymond Li

Raymond Li, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

August 15, 2005