Form 10QSB
period 2005-09-30
TEXOLA ENERGY CORP
filed 2005-11-14
CIK 217209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2005

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-114995

TEXOLA ENERGY CORPORATION
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   90,400,000 common shares issued and outstanding as of November 8, 2005

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No [ X ]

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2005 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

SOUND TECHNOLOGY, INC.

(A Development Stage Company)

INTERIM CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2005

EXPRESSED IN US FUNDS

Unaudited

Sound Technology, Inc. (A Development Stage Company)	Statement 1
Interim Consolidated Balance Sheets
Expressed in US Funds

ASSETS	As at September 30, 2005 (unaudited)	As at December 31, 2004 (audited)
Current
Cash and cash equivalents	$19,532	$14,919
Accounts receivable	8,651	10,131
Prepaid expenses	35	266
Inventory	84,204	47,997
	112,422	73,313
Goodwill (Note 3)	15,817	15,817
	$128,239	$89,130

LIABILITIES
Current
Accounts payable	$12,580	$14,919
Due to related parties (Note 4)	128,758	69,351
	141,338	84,270
Promissory Note Payable (Note 3)	10,000	10,000
Loan Payable (Note 5)	21,000	21,000
	172,338	115,270

Continued Operations (Note 1)

SHAREHOLDERS’ DEFICIENCY
Share Capital - Statement 2 (Note 6)
Authorized:
75,000,000 common shares with a par value of $0.001 per share
Issued:
9,040,000 shares	9,040	9,040
Contributed capital in excess of par, common	36,010	36,010
	45,050	45,050
Accumulated Comprehensive Income (Loss) – Statement 2	2,180	(526)
Special Distribution – Statement 2 (Note 3)	(3,300)	(3,300)
Deficit – Statement 2	(88,029)	(67,364)
	(44,099)	(26,140)
	$128,239	$89,130

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)	Statement 2
Interim Consolidated Statements of Changes in Shareholders’ Deficiency
Expressed in US Funds
Unaudited

	Common Stock Shares	Common Stock Amount at Par	Contributed Capital in Excess of Par	Deficit Accumulated During the Development Stage	Accumulated Comprehensive Income (Loss)	Special Distribution (Note 3)	Total
Common shares issued for cash at $0.002 per share - October 14, 2003	50,000	$50	$50	$-	$-	$-	$100
Net loss	-	-	-	(3,900)	-	-	(3,900)
Special Distribution (Note 3)	-	-	-	-	-	(3,300)	(3,300)
Balance - December 31, 2003	50,000	$50	$50	$(3,900)	$-	$(3,300)	$(7,100)
Common shares issued for cash at $0.005 per share	8,990,000	8,990	35,960	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	9,040,000	$9,040	$36,010	$(67,364)	$(526)	$(3,300)	$(26,140)
Foreign currency translation	-	-	-	-	2,523	-	2,523
Net income	-	-	-	3,551	-	-	3,551
Balance - March 31, 2005	9,040,000	$9,040	$36,010	$(63,813)	$1,997	$(3,300)	$(20,066)
Foreign currency translation	-	-	-	-	(386)	-	(386)
Net loss	-	-	-	(9,262)	-	-	(9,262)
Balance - June 30, 2005	9,040,000	$9,040	$36,010	$(73,075)	$1,611	$(3,300)	$(29,714)
Foreign currency translation	-	-	-	-	569	-	569
Net loss	-	-	-	(14,954)	-	-	(14,954)
Balance -September 30, 2005	9,040,000	$9,040	$36,010	$(88,029)	$2,180	$(3,300)	$(44,099)

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)	Statement 3
Interim Consolidated Statements of Loss
Expressed in US Funds
Unaudited

	Cumulative Amounts from October 14, 2003 to September 30, 2005	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004

REVENUE	$151,543	$7,671	$5,697	$110,520	$20,791

COST OF GOODS SOLD	106,115	12,637	4,863	77,544	13,885

GROSS PROFIT	$45,428	$5,034	$834	$32,976	$6,906

EXPENSES

Legal fees	46,700	2,200	7,500	10,200	22,500
Management fees	5,276	-	-	-	5,276
Audit and accounting fees	28,977	5,916	3,056	14,04	7,663
Office and miscellaneous	8,760	734	1,255	5,472	2,373
Advertising and promotion	15,455	1,058	1,659	5,869	4,467
Travel	4,166	-	380	2,067	1,625
Interest and bank charges	7,123	1,080	194	3,969	1,460
Consulting fees	17,000	9,000	5,000	12,000	5,000

Total operating expenses	133,457	19,988	19,044	53,641	50,364

LOSS FOR THE PERIOD	$(88,029)	$(14,954)	$(18,210)	$(20,665)	$(43,458)

BASIC AND DILUTED NET LOSS PER COMMON SHARE		$(0.00)	$(0.00)	$(0.00)	$(0.01)

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING		9,040,000	9,040,000	9,040,000	6,416,866

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)	Statement 4
Interim Consolidated Statements of Cash Flows
Expressed in US Funds
Unaudited

Cash Resources Provided By (Used In)	Cumulative Amounts from October 14, 2003 to September 30, 2005	Three Months Ended September 30, 2005	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Operating Activities
Loss for the period	$(88,029)	$(14,954)	$(18,210)	$(20,665)	$(43,458)
Changes in non-cash working capital
Accounts receivable	(8,315)	(199)	4,686	1,480	(6,828)
Prepaid expenses	254	48	(2,135)	231	(1,883)
Inventory	(72,228)	(11,197)	(11,706)	(36,207)	(27,537)
Accounts payable	10,466	(8,188)	(1,246)	(2,339)	9,055
Due to related parties	106,358	214	8,274	59,407	36,828
	(51,494)	(34,276)	(20,337)	1,907	(33,823)

Investing Activities
Cash acquired on purchase of subsidiary	2,796	-	-	-	-

Financing Activities
Loan payable	21,000	-	-	-	-
Capital contribution	45,050	-	-	-	44,950
	66,050	-	-	-	44,950

Foreign Currency Translation Adjustment	2,180	569	(136)	2,706	1,024
Net Increase (Decrease) in Cash and Cash Equivalents	19,532	(33,707)	(20,473)	4,613	12,151
Cash and Cash Equivalents – Beginning of Period	-	53,239	35,520	14,919	2,896
Cash and Cash Equivalents – End of Period	$19,532	$19,532	15,047	19,532	15,047

Supplemental Disclosure for Non-Cash Investing and Financing Activities
Promissory note payable	$10,000	$-	$-	$-	$-
Loan payable	$21,000	$-	$-	$-	$-
Acquisition of subsidiary	$(10,000)	$-	$-	$-	$-
Net liabilities assumed on purchase of subsidiary	$(9,117)	$-	$-	$-	$-

- See Accompanying Notes -

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2005
Expressed in US Funds
Unaudited

1.	Organization and Going Concern

Sound Technology, Inc. (the “Company”) was incorporated in Nevada, U.S.A. on October 14, 2003.

The Company is a development stage company.

In 2003, the Company acquired Audiyo Inc. (“Audiyo”), an Ontario, Canada, incorporated company (Note 3). Audiyo is an audio component Internet retailer with an interactive user-friendly website, www.audiyo.com, that enables the DIY (do-it-yourself) hobbyist to build sound systems by themselves at a price substantially less than current retail prices. Audiyo’s website provides step-by-step process instructions with visuals including tools and components required to build audio projects.

Going Concern and Liquidity Considerations

The accompanying interim consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2005, the Company has an accumulated deficit of $88,029. The Company intends to fund operations through sales and equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2005.

The ability of the Company to emerge from the development stage is dependent upon the Company’s successful efforts to raise sufficient capital for the development of Audiyo, its wholly owned subsidiary, and then attaining profitable operations.

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
September 30, 2005
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

The Company follows Financial Accounting Standards Board ("FASB'') Statement of Financial Accounting Standards ("SFAS'') No. 141, "Business Combinations”, and SFAS No. 142, "Goodwill and Other Intangible Assets''. SFAS No. 141 requires business combinations initiated after

September 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill. SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

h)	Goodwill and other Intangibles - Continued

SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill. The first phase screens for impairment; while the second phase (if necessary) measures the impairment. The Company completed its first phase impairment analysis during the period ended September 30, 2005 and found no instances of impairment of its recorded goodwill; accordingly, the second testing phase was not necessary. No subsequent indicators of impairment have been noted by the Company.

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

Accounts receivable relate to the sale of audio components. The Company sells to customers based on standard credit policies and regularly reviews accounts receivable for any bad debts. As of September 30, 2005, no allowance for doubtful accounts is considered necessary.

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

Adjustments arising from such translations are deferred until realization and are included as a separate component of shareholders’ equity (deficiency) as a component of comprehensive income or loss. Therefore, translation adjustments are not included in determining net income (loss) but reported as accumulated comprehensive income (loss).

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
September 30, 2005
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
September 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

q)	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates in one segment, as disclosed in the accompanying interim consolidated statements of loss.

r)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the period ended September 30, 2005, the Company’s only comprehensive income (loss) was foreign currency translation adjustments.

s)	Earnings (Loss) per Share

The Company computes net earnings (loss) per common share using SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. There were no dilutive potential common shares at September 30, 2005. Because the Company has incurred net losses and has no potentially dilutive common shares, basic and diluted loss per share are the same. Additionally, for purposes of calculating diluted loss per share, there were no adjustments to net loss.

t)	Software Costs

The Company’s policy is that software development costs related to the product line are charged to expense as incurred in accordance with SFAS No. 86, “Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed”. There were no significant software development costs during the period ended September 30, 2005.

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
September 30, 2005
Expressed in US Funds
Unaudited

2.	Significant Accounting Policies - Continued

u)	Recently Adopted Accounting Standards

In December 2004, the FASB issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after September 15, 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after December 15, 2005. For nonpublic entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after December 15, 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after September 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2005
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

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151 ("SFAS 151"), "Inventory Costs - an amendment of ARB No. 43, Chapter 4." This statement clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage), and is effective for inventory costs incurred during fiscal years beginning after September 15, 2005. We do not expect the adoption of this statement will have a material impact on our results of operations or financial position.

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
September 30, 2005
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

The net goodwill booked was therefore $15,817.

4.	Related Party Balances and Transactions

Related party transactions not disclosed elsewhere in the notes to the interim consolidated financial statements are as follows:

a)	As at September 30, 2005, amounts due to related parties consist of the following:

i)

$67,621 (December 31, 2004 - $23,055) due to a director and officer of the Company which consists of $2,943 in accrued management fees, $48,691 in loans to the Company and $15,987 for purchases and expenses incurred on behalf of the Company;

ii)

$44,224 (December 31, 2004 - $33,374) due to a director of the Company which consists of $7,345 in management fees, $18,552 in loans to the Company and $18,327 for purchases and expenses incurred on behalf of the Company; and

iii)	$16,913 (December 31, 2004 - $12,922) due to an officer of the Company which consists of $3,265 in loans to the Company and $13,648 for purchases and expenses incurred on behalf of the Company.

These amounts were incurred in the ordinary course of business. They are unsecured, due on demand and bear interest at prime.

Sound Technology, Inc. (A Development Stage Company)
Notes to Interim Consolidated Financial Statements
September 30, 2005
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

7.	Subsequent Events

a)

On October 24, 2005, the Company changed its name to “Texola Energy Corporation”, following a merger with its wholly owned subsidiary Texola Energy Corporation (“Texola”). Texola was incorporated on September 29, 2005. There was no activity in Texola, as it was incorporated with the sole purpose of facilitating the Company’s change of name.

b)

On November 1, 2005, the Company issued a stock split increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001. The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Texola Energy Corporation and our wholly-owned subsidiary Audiyo, Inc.

OVERVIEW

Our company was incorporated in the state of Nevada on October 14, 2003 by Raymond Li and we commenced business operations upon the acquisition of Audiyo, Inc., on December 31, 2003. As a result of the acquisition, Simon Au became one of our directors and officers on January 1, 2004. Our wholly-owned subsidiary, Audiyo, Inc., was incorporated in the province of Ontario, Canada, on June 9, 2003, and from its incorporation until it was acquired by our company, Audiyo, Inc. was owned by Raymond Li, Simon Au and Patrick Fung. On December 31, 2003, we issued a $10,000 promissory note to acquire the shares of Audiyo, Inc. from Raymond Li, our President, Secretary, Treasurer and director, Simon Au, our former Vice-President and director, and Patrick Fung, another former director. The $10,000 promissory note bears interest at the prime rate plus 2% per annum and is payable on December 31, 2008. No finder's fees were paid as a result of the acquisition and the $10,000 promissory note was the sole consideration for the acquisition of Audiyo, Inc. Prior to the acquisition, Simon Au owned 52%, Raymond Li owned 33% and Patrick Fung owned 15% of the company. The acquisition was not an arm's-length transaction.

Through our subsidiary, we own and operate an internet-based audio component retailer with a website located at www.audiyo.com. The information contained in our website is not included in this quarterly report. We supply audio products to the audio do-it-yourself customer and original equipment manufacturer markets. We do not sell pre-assembled units, rather we carry quality component parts for building these units. We retail and distribute components to the original equipment manufacturer market and to end users who may wish to construct, upgrade or replace their existing audio equipment.

On September 29, 2005 we incorporated Texola Energy Corporation, a private Nevada corporation and wholly-owned subsidiary of our company, for the sole purpose of effecting a name change through a merger with our subsidiary. On October 24, 2005, we merged our subsidiary with and into our company, with our company continuing on as the surviving corporation under the name Texola Energy Corporation.

On October 26, 2005, our board of directors approved a ten (10) for one (1) forward stock split of our authorized, issued and outstanding common stock. The forward stock split was effected with the Nevada Secretary of State on October 26, 2005. As a result, our authorized capital increased from 75,000,000 to 750,000,000 shares of common stock with a par value of $0.001. This, in turn, increased our issued and outstanding share capital from 9,040,000 shares of common stock to 90,400,000 shares of common stock.

The name change and forward stock split was effected with NASDAQ on November 7, 2005 and our shares began trading at the opening of the market on November 7, 2005 under the new stock symbol of “TXLA”. Our new CUSIP number is 88305E 106.

We are a development stage company. As noted herein, we have only recently commenced generating revenue from the sale of audio components through our website. At the current stage in our operations, we are primarily focussed on the following:

•	increasing market acceptance of our website and the products offered by our website;
•	increasing market share from more established companies who provide similar products in the on-line audio component marketplace; and
•	increasing revenues from our operations and securing our short-term funding requirements.

RESULTS OF OPERATIONS

Three Months ended September 30, 2005

During the three months ended September 30, 2005 we generated $17,671 from the sale of audio components, with a cost of goods sold of $12,637, as compared to $5,697 in revenues, with a cost of goods sold of $4,863 for the three months ended September 30, 2004. Cost of goods sold represented approximately 72% of revenue for the three months ended September 30, 2005 as compared to 85% for the three months ended September 30, 2004.

During the three months ended September 30, 2005 we incurred $19,988 in operating expenses, as compared to $19,044 during the three months ended September 30, 2004. The slight increase in such expenses was largely due to increased consulting, audit and accounting fees. During the three months ended September 30, 2005, consulting fees were $9,000 and audit and accounting fees were $5,916.

We incurred a net loss of $14,954 for the three months ended September 30, 2005, as compared to a net loss of $18,210 for the three months ended September 30, 2004.

Nine Months ended September 30, 2005

During the nine months ended September 30, 2005 we generated $110,520 from the sale of audio components, with a cost of goods sold of $77,544, as compared to $20,791 in revenues, with a cost of goods sold of $13,885 for the nine months ended September 30, 2004. Cost of goods sold represented approximately 70% of revenue for the nine months ended September 30, 2005 as compared to approximately 67% of revenue for the nine months ended September 30, 2004.

During the nine months ended September 30, 2005 we incurred $53,641 in operating expenses, as compared to $50,364 for the nine months ended September 30, 2004. The increase in such costs primarily consisted of higher consulting, audit and accounting fees.

We incurred a net loss of $20,665 for the nine months ended September 30, 2005, as compared to a net loss of $43,458 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

As at September 30, 2005 we had cash of $19,532 compared to cash of $14,919 as of December 31, 2004. We had a working capital deficit of $28,916 as of September 30, 2005 compared to a working capital deficit of $10,957 as of December 31, 2004. While our revenue from sales has been increasing from period to period, there is no guarantee that this will continue, or will increase to a sufficient level to fund our operations. However, as our revenues and cash flow from operations increase, we look forward to relying less on the sale of stock and advances from related parties in order to finance our operations.

Our total current liabilities increased to $141,338 as at September 30, 2005 from $84,270 as at December 31, 2004. The increase reflects the result of an increase in accounts payable and amounts due to related parties. In addition to our current liabilities, our company has a long-term debt of $10,000 pursuant to a promissory note that we issued for the acquisition of our subsidiary. The promissory note bears interest at the prime rate plus 2% per annum and is payable on December 31, 2008. As a result, the note has been classified as a long term liability. The related party loan is non-interest bearing, unsecured and has no specific repayment terms.

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

Cash Flow Used in Operating Activities

Operating activities provided cash of $1,907 for the nine months ended September 30, 2005, whereas operating activity used cash of $33,823 in the nine months ended September 30, 2004.

Cash Flow Used in Investing Activities

Investing activities provided cash of $Nil during the nine months ended September 30, 2005 as compared to $Nil during the nine months ended September 30, 2004.

Cash Flow Used in Financing Activities

Financing activities provided cash of $Nil during the nine months ended September 30, 2005 and $44,950 during the nine months ended September 30, 2004.

Off-Balance Sheet Arrangements

Our company has no outstanding off-balance sheet arrangements as at September 30, 2005.

Contractual Obligations

Our company has no outstanding contractual obligations as at September 30, 2005.

Capital Expenses and Sources of Funds

Presently, our revenue is not sufficient to meet our operating and capital expenses.

Due to the uncertainty of our ability to meet our current operating and capital expenses, in their report on our audited annual financial statements for the year ended December 31, 2004, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

There are no assurances that we will be able to obtain further funds required for our continued operations. We are pursuing various financing alternatives to meet our immediate and long-term financial requirements, which we anticipate will consist of further private placements of our equity securities or shareholder loans. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain the additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease our operations.

Future Operations

During the next 12 months we plan to re-assess our business plan, and alternatively seek out other business opportunities capable of increasing stockholder value. As a result of our failure to generate substantial revenues, we have not been satisfied with our business plan or original plan of operation. In an effort to substantiate stockholder value, we are seeking compatible or alternative business opportunities. We can provide no assurance that we will be able to locate any such business opportunities.

We have not totally abandoned our prior business plan. However, we plan to locate and negotiate with an established business entity for the merger of a target business or alternatively acquire a business either compatible with our initial business plan or a business unrelated to our current business, such as a business in the oil and gas industry. In certain instances, a target business may wish to become a subsidiary of our company or may wish to contribute assets to us rather than merge. No assurances can be given that we will be successful in locating or negotiating with any target business.

Management of our company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (1) the ability to use registered securities to acquire assets or a suitable business; (2) increased visibility in the financial community; (3) the facilitation of borrowing from financial institutions; (4) improved trading efficiency; (5) stockholder liquidity; (6) greater ease in subsequently raising capital; (7) compensation of key employees through stock options; (8) enhanced corporate image; and (9) a presence in the United States capital market.

A business entity, which may be interested in a business combination with us may include: (1) a company for which a primary purpose of becoming public is the use of its securities for the acquisition of assets or businesses; (2) a company which is unable to find an underwriter of its securities or is unable to find an underwriter of securities on terms acceptable to it; (3) a company which wishes to become public with less dilution of its common stock than would occur normally upon an underwriting; (4) a company which believes that it will be able to obtain investment capital on more favorable terms after it has become public; (5) a foreign company which may wish to gain an initial entry into the United States securities market; (6) a special situation company, such as a company seeking a public market to satisfy redemption requirements under a qualified employee stock option plan; or (7) a company seeking one or more of the other perceived benefits of becoming a public company.

We may seek a business opportunity with entities which have recently commenced operations, or which wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

Our management, in all likelihood without the experience in matters relating to the business of a target business, will rely upon our own efforts in accomplishing our business purpose. Outside consultants or advisors may be utilized by us to assist in the search for qualified target companies. If we do retain such an outside consultant or advisor, any cash fee earned by such person will need to be assumed by the target business, as we have limited cash assets with which to pay such obligations.

The analysis of new business opportunities will be undertaken by, or under the supervision of our officer and director, who is not a professional business analyst. In analyzing prospective business opportunities, management may consider such matters as:

-	the available technical, financial and managerial resources;
-	working capital and other financial requirements; history of operations, if any;
-	prospects for the future;
-	nature of present and expected competition;

-	the quality and experience of management services which may be available and the depth of that management;
-	the potential for further research, development, or exploration;

-	specific risk factors not now foreseeable but which then may be anticipated to impact our proposed activities;
-	the potential for growth or expansion;
-	the potential for profit;
-	the perceived public recognition or acceptance of products, services, or trades;
-	name identification; and
-	other relevant factors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.

Following a business combination, we may benefit from the services of others in regard to accounting, legal services, underwritings and corporate public relations. If requested by a target business, management may recommend one or more underwriters, financial advisors, accountants, public relations firms or other consultants to provide such services.

A potential target business may have an agreement with a consultant or advisor, providing that services of the consultant or advisor be continued after any business combination. Additionally, a target business may be presented to us only on the condition that the services of a consultant or advisor be continued after a merger or acquisition. Such pre-existing agreements of target businesses for the continuation of the services of attorneys, accountants, advisors or consultants could be a factor in the selection of a target business.

In implementing a structure for a particular business acquisition, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. On the consummation of a transaction, it is likely that our present management and stockholder will no longer be in our control. In addition, it is likely that our officer and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

It is anticipated that any securities issued in any such reorganization would be issued in reliance upon an exemption from registration under applicable federal and state securities laws. In some circumstances, however, as a negotiated element of its transaction, we may agree to register all or a part of such securities immediately after the transaction is consummated or at specified times thereafter. If such registration occurs, of which there can be no assurance, it will be undertaken by the surviving entity after we have entered into an agreement for a business combination or have consummated a business combination. The issuance of additional securities and their potential sale into any trading market which may develop in our securities may depress the market value of our securities in the future if such a market develops, of which there is no assurance.

While the terms of a business transaction to which we may be a party cannot be predicted, it is expected that the parties to the business transaction will desire to avoid the creation of a taxable event and thereby structure the acquisition in a tax-free reorganization under Sections 351 or 368 of the Internal Revenue Code of 1986, as amended.

With respect to any merger or acquisition negotiations with a target business, management expects to focus on the percentage of our company which target business stockholders would acquire in exchange for their shareholdings in the target business. Depending upon, among other things, the target business's assets and liabilities, our stockholders will in all likelihood hold a substantially lesser percentage ownership interest in our company following any merger or acquisition. Any merger or acquisition effected by us may have a significant dilutive effect on the percentage of shares held by our stockholders at such time.

No assurances can be given that we will be able to enter into a business combination, as to the terms of a business combination, or as to the nature of the target business.

As of the date hereof, management has not made any final decision concerning or entered into any written agreements for a business combination. When any such agreement is reached or other material fact occurs, we will file notice of such agreement or fact with the Securities and Exchange Commission on a current report on Form 8-K. Persons reading this quarterly report are advised to determine if we subsequently file a current report on Form 8-K.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success. Management believes (but has not conducted any research to confirm) that there are numerous firms in various industries seeking the perceived benefits of a publicly registered corporation, some of which have already been discussed. Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. We can provide no assurance that we will be able to locate compatible business opportunities.

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

In order to continue as a going concern, we require additional financing. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to continue as a going concern, we would likely be unable to realize the carrying value of our assets reflected in the balances set out in our financial statements.

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

To date we have not generated significant revenues from operations and we have been dependent on sales of our equity securities to meet our cash requirements. Also, we issued a $10,000 promissory note to acquire the outstanding shares in Audiyo, Inc. We incurred a loss of $3,900 for the fiscal period ended December 31, 2003, and a loss of $63,464 for the year ended December 31, 2004. As of September 30, 2005, we had a working capital deficiency of $28,916. We do not expect positive cash flow from operations in the near term. Between October 2003 and March 2004, we received an aggregate of $45,050 gross proceeds from three private placement financings in which we sold shares of our common stock. We have estimated that we will require between $21,000 and $39,000 to carry out our business plan for the twelve months ending September 30, 2006. Because we cannot anticipate when we will be able to generate significant revenues from sales, we will need to raise additional funds to continue to develop our website to respond to competitive pressures, to sign distribution agreements with complementary product manufacturers or to respond to unanticipated requirements or expenses. If we are not able to generate significant revenues from the sale of audio components we will not be able to maintain our operations or achieve a profitable level of operations.

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

We are a development stage company and have generated limited revenues since our inception on October 14, 2003. As we are in the early stages of development and because of the lack of business operations at December 31, 2004, our independent auditors' report includes an explanatory paragraph about our ability to continue as a going concern. We will, in all likelihood, continue to incur operating expenses without significant revenues until our website gains significant popularity. Between October 2003 and March 2004, we raised $45,050 through the sale of shares of our common stock. We estimate our average monthly operating expenses, not including one time expenses in marketing and in completing construction of our website (estimated at a total of $7,000 to $10,000 for the twelve month period ending September 30, 2006), to be approximately $2,000 each month. At this rate, we will not be able to maintain our operations at their present level for the twelve month period ended September 30, 2006, without generating significant revenues from our operations or incurring any non-operational expenses. Our primary source of funds has been the sale of our common stock. We cannot assure that we will be able to generate enough interest in our website and products by consumers of products offered through our website. If we cannot attract a significant number of customers, we will not be able to general any significant revenues or income. In addition, if we are unable to establish and generate material revenues, or obtain adequate future financing, our business will fail and you may lose some or all of your investment in our common stock. These circumstances raise substantial doubt about our ability to continue as a going concern as described in an explanatory paragraph to our independent auditors' report on the financial statements for the period ended December 31, 2004.

We will need to raise additional funds in the near future. If we are not able to obtain future financing when required, we may be forced to scale back or cease operations or discontinue our business.

We intend to spend an additional $5,000 to expand our website and a further $5,000 to market our website and products in the twelve months ended September 30, 2006. We do not currently have any arrangements for financing and we can provide no assurance to investors we will be able to find such financing when such funding is required. Obtaining additional financing would be subject to a number of factors, including investor acceptance of our website and our business model. Furthermore, there is no assurance that we will not incur further debt in the future, that we will have sufficient funds to repay our future indebtedness or that we will not default on our future debts, jeopardizing our business viability. Finally, we may not be able to borrow or raise additional capital in the future to meet our needs or to otherwise provide the capital necessary to maintain our operations, which might result in the loss of some or all of your investment in our common stock.

We anticipate that the funds we have raised in the last private placements may be sufficient to satisfy our cash requirements for the balance of the year ended December 31, 2005. However, there is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

•	we incur unexpected costs in expanding our website or encounter any unexpected technical or other difficulties;
•	we incur delays and additional expenses as a result of technology failure;
•	we are unable to create a substantial market for our products; or
•	we incur any significant unanticipated expenses.

The occurrence of any of the aforementioned events could prevent us from pursuing the expansions of our business and ultimately achieving a profitable level of operations.

We will depend almost exclusively on outside capital to pay for the continued development and marketing of products through our website. Such outside capital may include the sale of additional stock and/or commercial borrowing. There can be no assurance that capital will continue to be available to meet our continuing development costs or, if capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution of the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may not be able to expand or continue our business and we may be forced to scale back or cease operations or discontinue our business.

We are an insignificant participant in the business of seeking mergers wherein a large number of established and well financed entities are our competitors.

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies, which may be merger or acquisition target candidates for us. Nearly all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

We have no agreement for a business combination or other transaction and have no predetermined standards for a business combination.

We have no current arrangement, agreement or understanding with respect to engaging in a business combination with a specific entity. There can be no assurance that we will be successful in identifying and evaluating suitable business opportunities or in concluding a business combination. Management has not identified any particular industry or specific business within an industry for evaluation by us. There is no assurance that we will be able to negotiate a business combination on terms favorable to us. We have not established a specific length of operating history or a specified level of earnings, assets, net worth or other criteria, which we will require a target company to have achieved, or without which we would not consider a business combination with such business entity. Accordingly, we may enter into a business combination with a business entity having no significant operating history, losses, limited or no potential for immediate earnings, limited assets, negative net worth or other negative characteristics.

A merger with our company will result in a change in control and management.

A business combination involving the issuance of our common stock will, in all likelihood, result in stockholders of a target company obtaining a controlling interest in us. The resulting change in control will likely result in removal of our present officer and directors and a corresponding reduction in or elimination of such officer’s or directors’ participation in our future affairs.

All of our assets and all of our directors and officers are outside the United States, with the result that it may be difficult for investors to enforce within the United States any judgments obtained against us or any of our directors or officers.

All of our assets are located outside the United States and we do not currently maintain a permanent place of business within the United States. In addition, all of our directors and officers are nationals and/or residents of countries other than the United States, and all or a substantial portion of such persons' assets are located outside the United States. As a result, it may be difficult for investors to enforce within the United States any judgments obtained against us or our officers or directors, including judgments predicated upon the civil liability provisions of the securities laws of the United States or any state thereof. Consequently, you may be effectively prevented from pursuing remedies under United States federal securities laws against them.

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

The establishment and maintenance of brand identity of our website and software is critical to our future success. If we are unable to provide competitive products or otherwise fail to promote and maintain our brand and those that we represent, we may never attract sufficient customers to achieve a profitable level of operations.

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

Our systems could be overwhelmed or could fail for any number of reasons. We currently promote and sell our products primarily through the internet. Heavy usage volumes could cause significant backlogs or could cause our systems to fail. We may not be able to expand and upgrade our technology and network hardware and software to accommodate increased usage by our customers on a timely basis. Also, our systems, and those of the third parties on which we depend, may not operate properly in the event of:

•	a hardware or software error, failure or crash,
•	a power or telecommunications failure,
•	human error, or
•	a fire, flood or other natural disaster.

Our systems may be more likely to suffer problems while we implement upgrades to our network hardware and software. Additionally, our computer systems and those of the third parties on which we depend may be vulnerable to damage or interruption due to sabotage, computer viruses or other criminal activities or security breaches.

The computer servers which house the data storage and software are housed at the data center of a third party company. If the systems of this third party slows down significantly or fail even for a short time, our customers would suffer delays in data access. These delays could damage our reputation and cause customers to choose other vendors. We currently do not have any property and business interruption insurance to compensate us for all losses we may incur. If any of these circumstances occur, then our ongoing operations may be harmed to the extent that we will be unable to market and sell our products through our website and as a result we would be unable to generate revenues and/or attract or retain audio component customers.

We are currently dependent upon one supplier, Danish Audio Connect, for supply of a substantial portion of our audio component products. If Danish Audio Connect ceased to provide us exclusively with its products for sale in Canada, our sales and profitability potential may be irreparably harmed.

We have entered into a supply/distribution agreement with Danish Audio Connect for the supply of audio components which we resell. Danish Audio Connect supplies approximately 40% of the audio components that we sell. Our reliance on this supplier subjects us to various risks, including the possibility of a shortage or lack of availability of audio components products, quality control problems, increases in costs and lack of control over delivery schedules, any of which would decrease our sales and revenues and restrict our chances to become profitable. In situations where we are unable to rectify supply or quality problems associated with the audio components supplied to us, costly delays could result. Although we believe that Danish Audio Connect has current manufacturing capabilities to enable it to produce and supply the audio components which we will require, there is no assurance that this will be adequate for future growth. Further, if Danish Audio Connect ceased to provide us exclusively with its products for sale in Canada as we may be required to find an alternate supplier with less consumer brand recognition, or who may charge us more for similar products. If we are required to pay more for our products from an alternate supplier our potential profit margins will decrease.

Our directors and officers are engaged in other business activities and accordingly may not devote sufficient time to our business affairs, which may affect our ability to conduct operations and generate revenues.

Our directors and our officer are involved in other business activities. Thornton Donaldson, our sole executive officer and a director, is the President of Canwest Petroleum Corporation and United Corporate Advisers Ltd., as well as a part-time geologist consultant and financial advisor. As a result of this and other business activities that our directors and our officer are involved in, our directors and sole executive officer may not be able to devote sufficient time to our business affairs or the formation of critical strategic alliances. The inability of our directors and our officer to devote sufficient time to our business may restrict our ability to conduct our ongoing operations, and as a result would also prevent us from expanding our business.

Because our officer, directors and principal shareholders control a majority of our common stock, investors will have little or no control over our management or other matters requiring shareholder approval.

Our officer and directors and their affiliates, in the aggregate, beneficially own 67% of the issued and outstanding shares of our common stock. As a result, they have the ability to control matters affecting minority shareholders, including the election of our directors, the acquisition or disposition of our assets, and the future issuance of our shares. Because our officer, directors and principal shareholders control the company, investors will not be able to replace our management if they disagree with the way our business is being run. Because control by these insiders could result in management making decisions that are in the best interest of those insiders and not in the best interest of the investors, you may lose some or all of the value of your investment in our common stock.

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

Item 3.  Controls and Procedures.

As required by Rule 13a-15 under the Exchange Act, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures as of the end of the period covered by this quarterly report, being September 30, 2005. This evaluation was carried out under the supervision and with the participation of our company's management, including our company's President. Based upon that evaluation, our company's President concluded that our company's disclosure controls and procedures are effective as at the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 1.  Legal Proceedings.

We know of no material, existing or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which our officer or any of our directors or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.4	Certificate of Change (Incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
(10)	Material Contracts
10.1

Share Purchase Agreement, dated December 31, 2003 between Sound Technology, Inc., Raymond Li, Simon Au and Patrick Fung (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

10.2	Promissory Note, dated December 31, 2003 from Sound Technology, Inc. (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.3	Subscription Agreement, dated October 14, 2003, between Sound Technology Inc. and Raymond Li (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.4	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Raymond Li (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.5	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Simon Au (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.6	Form of Subscription Agreement between Sound Technology Inc. and each of the following persons (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004):
	Name	Amount of Common Shares Purchased at $0.005 per Share
	Sophie Au	50,000
	Lai Ming Back	30,000
	Michael Poseiro	90,000
	Manny Fong	40,000
	Tsz Choi Chou	60,000
	Shirley Fung	45,000
	Jean Yang	75,000
	Kevin Chu	200,000
	Danny Dere	30,000
	Kenny Li	90,000
	Nelson Tam	40,000
	Albert Lee	70,000
	Michael Too	80,000
	Raymond Too	90,000

	Brenda Too	60,000
	Kevin Fung	200,000
	Nicolas Penn	105,000
	Richard Lee	80,000
	Hei Lai Chan	200,000
	Kwok Hong Yu	90,000
	Awais Khan	65,000
	Linda Fong	110,000
	Ellie Gee	200,000
	Antonio Mastrangelo	40,000
	Chung Yu	140,000
	Lai Chun Too	150,000
	Wayne Douglas	60,000
	Nicolas Chakkour	100,000
	Allan Dere	200,000
	Seng Sorivanh Oudomseng	50,000
	Luc Desjardins	50,000
	Hei Yin Chan	100,000

10.7	Distribution Agreement dated May 15, 2004 between Sound Technology Inc. and Danish Audio Connect (incorporated by reference from our Registration Statement Form SB-2/A filed on June 18, 2004)
10.8	Terms of Use of Internet Secure (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.9	User Agreement for PayPal Service (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.10	Distribution Agreement dated May 27, 2004 between Audiyo Inc. and Raimund Mundorf (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
(21)	Subsidiaries
21.	Subsidiaries of Sound Technology, Inc. Audiyo, Inc. (British Columbia)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXOLA ENERGY CORPORATION

By: /s/ Thornton Donaldson

Thornton Donaldson, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

November 14, 2005