Form 10KSB
period 2005-12-31
TEXOLA ENERGY CORP
filed 2006-04-17
CIK 217209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[ x ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

[           ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from [      ] to [      ]

Commission file number 333-114995

TEXOLA ENERGY CORPORATION
(name of small business issuer in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 206 – 475 Howe Street
Vancouver, British Columbia Canada	V6C 2B3
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 685-8355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Nil	Nil

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [           ]

Note: Checking the box above will not relieve any registrant required to file reports pursuant to Section 13 or 15(d)
of the Exchange act from their obligations under those Sections.

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ x ] No [           ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [           ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [           ] No [ x ]

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:
30,388,333 common shares at $1.42 (1) = $42,458,000

(1) Average of bid and ask closing prices on March 13, 2006

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

30,388,333 common shares issued and outstanding as of March 20, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [           ] No [ x ]

PART I

Item 1. Description of Business.

This annual report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this annual report, unless otherwise specified, all dollar amounts are expressed in United States dollars. All references to "CDN$" refer to Canadian dollars and all references to "common shares" refer to the common shares in our capital stock.

As used in this annual report, the terms "we", "us", "our", and "Texola" mean Texola Energy Corporation, unless otherwise indicated.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on October 14, 2003 under the name Sound Technology, Inc. On September 29, 2005, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change through a merger with our subsidiary. On October 24, 2005, we merged our subsidiary with and into our company, with our company continuing on as the surviving corporation under the name Texola Energy Corporation.

Our principal business office is located at Suite 206 – 475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3. Our registered office for service in the State of Nevada is located at Suite 300, 7251 West Lake Mead.

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

The name change and forward stock split was effected with NASDAQ on November 7, 2005 and our common shares became quoted on the OTC Bulletin Board on November 7, 2005 under the new stock symbol of "TXLA". Our new CUSIP number is 88305E 106.

From our incorporation until November, 2005, we were an audio component retailer. We supplied audio products to the audio do-it-yourself and original equipment manufacturer markets. We retailed and distributed components to the original equipment manufacturer market and the end user of the purchased product who may wish to construct, upgrade or replace their existing audio equipment.

As management investigated opportunities and challenges in the business of audio retail and distribution, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. As a result, our company decided to abandon the audio retail and distribution business and sell all of the issued and outstanding shares of our wholly-owned subsidiary.

On November 16, 2005, we entered into a share purchase agreement among our company, Raymond Li, Simon Au, and Patrick Fung. Pursuant to the terms of the share purchase agreement, we agreed to sell all of the issued and outstanding shares in the capital of Audiyo, Inc., our wholly-owned operating subsidiary, to Mr. Li, Mr. Au and Mr. Fung in exchange for: (i) the return and cancellation of all shares of our company held by such individuals; and (ii) the waiver and forgiveness of any outstanding amounts owed by our company to the three individuals. On January 5, 2006, our company transferred the Audiyo shares to Raymond Li, Patrick Fung and Simon Au, who were each former affiliates of our company. Raymond Li, a former director of our company, tendered 40,500,000, or approximately 45%, of the shares of our company for cancellation. Patrick Fung, a former director of our company, tendered 20,000,000, or approximately 22%, of the shares of our company for cancellation. Simon Au, a former director of our company, did not hold any shares in our company as of the closing of the share purchase agreement.

Current Business

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. Following the change in our business, we conducted due diligence on potential acquisitions of suitable oil and gas properties. As a result of the due diligence period, we entered into three arrangements to acquire the oil and gas interests in the following locations: (i) Brown County, Kansas, United States; (ii) Maverick Spring Prospect, Nevada, United States; and (iii) Chinchaga Prospect, Alberta, Canada.

In addition to the exploration and development of our existing three property interests, we intend to acquire additional oil and gas interests in the future. Management believes that future growth of our company will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry.

The analysis of new property interests will be undertaken by or under the supervision of our management and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties remain available for acquisition purposes.

Brown County, Kansas, United States

On November 18, 2005, we entered into an Assignment Agreement with Heartland Oil and Gas Corp. whereby our company acquired 23 oil and gas leases covering approximately 5,600 acres in Brown County, Kansas. Pursuant to the terms of the Assignment Agreement, our company was assigned all rights under the leases which grant our company the exclusive rights for the purpose of mining, exploring, operating and producing oil and gas from such property interests and establishing the infrastructure necessary to extract oil and gas. Our company intends to conduct due diligence on the Brown County property during 2006 to determine whether the properties warrant further exploration and development.

Maverick Spring Prospect, Nevada, United States

On February 28, 2006, we entered into a Joint Participation Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation, doing business as Cedar Strat Corporation. Pursuant to the terms of the participation agreement, Cedar Strat has agreed to provide certain proprietary information and geological data relating to a prospect area covering approximately 120,000 acres in Nevada, United States in consideration for the payment by our company of a per acre participation fee and, subject to completion of a comprehensive survey of the property by Cedar Strat, an obligation to commence a drilling program on the property.

The participation fee is calculated at a cost of $10.00 per acre multiplied by the total acreage of leases that our company obtains in the property area with a minimum payment of $700,000 and a maximum payment of $1,100,000. The participation fee is payable as follows: (i) $100,000 upon the execution of the participation agreement; and (ii) $600,000 on or before April 14, 2006. If the participation fee payable by our company exceeds the $700,000 minimum payment under the participation agreement, our company is required to pay the applicable balance as follows: (i) $100,000 within 30 days of delivery of a gravity model coinciding with the structural cross section delivered as part of the base prospect fee; (ii) an additional $200,000 within 30 days of delivery of a second structural cross section with accompanying gravity model; and (iii) $100,000 at the time of well permitting.

Subsequent to the execution of the participation agreement, we paid Cedar Strat a deposit of $100,000 on or about March 11, 2006. We made an additional payment of $200,000 on or about April 7, 2006 and we are required to pay an additional $100,000 on May 7, 2006 and $300,000 on June 7, 2006. The balance of the prospect fee of $400,000 is payable as follows: (a) $100,000 within 30 days of delivery of a gravity model coinciding with the structural cross section delivered as part of the base prospect fee; (b) an additional $200,000 within 30 days of delivery of a second structural cross section with accompanying gravity model; and (c) $100,000 at the time of well permitting. We do not anticipate that the items set out in (b) and (c) above will be required until after December 31, 2006, but such amounts have been included for budgeting purposes.

In addition to the payment of the participation fee, our company is required to commence a drilling program on the property within 18 months of Cedar Strat completing a comprehensive survey of the property in accordance with the terms of the participation agreement. We are required to drill one test well within 18 months of completion of the survey and a subsequent test well within 12 months from the date of completion or abandonment of the prior test well. We are required to drill subsequent wells every 12 months following the completion or abandonment of the prior test well for the term of the participation agreement. The term of the participation agreement is ten years from the date that our company obtains the leases in the property area.

The parties to the participation agreement have agreed that our company will receive 80% of the net revenue interest of any revenue generated from our efforts on the property. Cedar Strat will retain a 5.5% overriding royalty interest, a consultant will retain a 2.0% overriding royalty interest and Cedar Strat will retain a 15% carried back-in working interest. Our company will also receive a reimbursement for all prospect fees and exploration and development costs in regards to our proportionate interest prior to Cedar Strat's back-in interest becoming effective.

Chinchaga Prospect, Alberta, Canada

On March 8, 2006, we entered into a Farmout and Option Agreement with Suncor Energy Inc. Pursuant to the terms and conditions of the farmout agreement, our company and our partners acquired a 100% working interest in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor Energy in Northern Alberta, Canada. Upon the completion of the drilling program, our group will earn a 100% working interest in approximately 7,000 acres and will obtain the right to drill a second well in 2007 to earn a 100% interest in the remaining 11,000 acres. Suncor Energy has retained a 12.5% gross overriding royalty on the lands. Our company is a minority partner in the group with a 10% interest in the drilling partnership. The exploration target is a dolomitized Slave Point reef at a depth of approximately 8,900 feet.

The Chinchaga prospect was generated by Suncor Energy's prospect working group. Due diligence performed by Suncor Energy includes extensive geologic studies, including log analysis and sample work on virtually all offsetting wells, seismic modelling, reprocessing and interpretation, and a complete 3D seismic survey covering the leases. In addition, Suncor Energy prepared the surface location and contracted the rig to drill the well.

The Chinchaga well was spud on March 10, 2006 and drilling commenced to a depth of 410 meters when it was halted due to early spring break-up. The well is expected to take approximately 18 days to drill to reach final depth. As a winter only location, exploration is expected to recommence upon freeze-up in late 2006.

Competitors

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. We compete with other companies for both the acquisition of prospective properties and the financing necessary to develop such properties.

We conduct our business in an environment that is highly competitive and unpredictable. In seeking out prospective properties, we have encountered intense competition in all aspects of our business as we compete directly with other development stage companies as well as established international companies. Many of our competitors are national or international companies with far greater resources, capital and access to information than us. Accordingly, these competitors may be able to spend greater amounts on the acquisition of prospective properties and on the exploration and development of such properties. In addition, they may be able to afford greater geological expertise in the exploration and exploitation of mineral and oil and gas properties. This competition could result in our competitors having resource properties of greater quality and attracting prospective investors to finance the development of such properties on more favorable terms. As a result of this competition, we may become involved in an acquisition with more risk or obtain financing on less favorable terms.

Governmental Regulations

The exploration and development of oil and gas properties is subject to various United States federal, state and local governmental regulations. Our company may from time to time, be required to obtain licenses and permits from various governmental authorities in regards to the exploration of our property interests.

If our company proceeds with the development of our properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. As our company has not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

Employees

Currently we have no employees other than our sole officer, Thornton Donaldson. We anticipate that we will be conducting most of our business through agreements with consultants and third parties. Our sole officer does not have an employment agreement with us.

RISK FACTORS

Much of the information included in this annual report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this annual report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

During our year ended December 31, 2005, we entered into a transaction to sell all of the issued and outstanding shares in the capital of Audiyo, Inc., our wholly-owned operating subsidiary. The transaction closed on January 5, 2006, and as of this date, we ceased operation of our internet-based audio component retailer business. As of November 2005, we have focused our business strategy on the exploration and development of oil and gas properties. As a result, our risk factors in this annual report relate solely to our business as an oil and gas company.

We have had negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $82,257 for the year ending December 31, 2005, and accumulative losses of $149,621 since inception to December 31, 2005. As of December 31, 2005 we had working capital of $143,345. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

-      the costs to acquire further acreage are more than we currently anticipate;

-      drilling and completion costs for further wells increase beyond our expectations; or

-      we encounter greater costs associated with general and administrative expenses or offering costs.

The occurrence of any of the aforementioned events could adversely affect our ability to meet our business plans.

We depend almost exclusively on outside capital to pay for the continued exploration and development of our properties. Such outside capital may include the sale of additional stock and/or commercial borrowing. Capital may not continue to be available if necessary to meet these continuing development costs or, if the capital is available, that it will be on terms acceptable to us. The issuance of additional equity securities by us would result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

If we are unable to obtain financing in the amounts and on terms deemed acceptable to us, we may be unable to continue our business and as a result may be required to scale back or cease operations for our business, the result of which would be that our stockholders would lose some or all of their investment.

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to explore and develop new properties and continue our exploration and development on our current property interests. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

Our Certificate of Incorporation authorizes the issuance of 750,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through December 31, 2005, we have incurred aggregate losses of $149,621. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Until such time as we generate revenues, we expect an increase in development costs and operating costs. Consequently, we expect to incur operating losses and negative cash flow until our properties enter commercial production.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Due to the speculative nature of the exploration of oil and gas properties, there is substantial risk that our business will fail.

The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless the company can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with locating, acquiring and developing an interest in a mineral or oil and gas property may not provide or contain commercial quantities of reserves.

Because of the early stage of development and the nature of our business, our securities are considered highly speculative.

Our securities must be considered highly speculative, generally because of the nature of our business and the early stage of its development. We are engaged in the business of exploring and, if warranted, developing commercial reserves of oil and gas. Our properties are in the exploration stage only and are without known reserves of oil and gas. Accordingly, we have not generated any revenues nor have we realized a profit from our operations to date and there is little likelihood that we will generate any revenues or realize any profits in the short term. Any profitability in the future from our business will be dependent upon locating and developing economic reserves of oil and gas, which itself is subject to numerous risk factors as set forth herein. Since we have not generated any revenues, we will have to raise additional monies through the sale of our equity securities or debt in order to continue our business operations.

The potential profitability of oil and gas ventures depends upon factors beyond the control of our company.

The oil and gas industry in general is cyclical in nature. It tends to reflect and be amplified by general economic conditions, both domestically and abroad. Historically, in periods of recession or periods of minimal economic growth, the operations of oil and gas companies have been adversely affected. Certain end-use markets for oil and petroleum products experience demand cycles that are highly correlated to the general economic environment which is sensitive to a number of factors outside our control. A recession or a slowing of the economy could have a material adverse effect on our financial results and proposed plan of operations. A recession may lead to significant fluctuations in demand and pricing for oil and gas. If we elect to proceed with the development of any of our property interests, our profitability may be significantly affected by decreased demand and pricing of oil and gas. Reduced demand and pricing pressures will adversely affect our financial condition and results of operations. We are not able to predict the timing, extent and duration of the economic cycles in the markets in which we operate.

The potential profitability of oil and gas properties is dependent upon many factors beyond our control. For instance, world prices and markets for oil and gas are unpredictable, highly volatile, potentially subject to governmental fixing, pegging, controls, or any combination of these and other factors, and respond to changes in domestic, international, political, social, and economic environments. Additionally, due to worldwide economic uncertainty, the availability and cost of funds for production and other expenses have become increasingly difficult, if not impossible, to project. These changes and events may materially affect our financial performance.

Adverse weather conditions can also hinder drilling operations. A productive well may become uneconomic in the event water or other deleterious substances are encountered which impair or prevent the production of oil and/or gas from the well. In addition, production from any well may be unmarketable if it is impregnated with water or other deleterious substances. The marketability of oil and gas which may be acquired or discovered will be affected by numerous factors beyond our control. These factors include the proximity and capacity of oil and gas pipelines and processing equipment, market fluctuations of prices, taxes, royalties, land tenure, allowable production and environmental protection. These factors cannot be accurately predicted and the combination of these factors may result in our company not receiving an adequate return on invested capital.

Competition in the oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring additional property interests.

The oil and gas industry is very competitive. We compete with numerous individuals and companies, including many major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas interests, suitable properties for drilling operations and necessary drilling equipment, as well as for access to funds. We cannot predict if the necessary funds can be raised or that any projected work will be completed.

We are required to obtain licenses and permits from various governmental authorities. We anticipate that we will be able to obtain all necessary licenses and permits to carry on the activities which we intend to conduct, and that we intend to comply in all material respects with the terms of such licenses and permits. However, there can be no guarantee that we will be able to obtain and maintain, at all times, all necessary licenses and permits required to undertake our proposed exploration and development or to place our properties into commercial production. In the event that we proceed with our operation without necessary licenses and permits, we may be subject to large fines and possibly even court orders and injunctions to cease operations.

The acquisition of oil and gas interests involve many risks and dispute as to the title of such interests will result in a material adverse effect on our company.

The acquisition of interests in mineral properties involves certain risks. Title to mineral claims and the borders of such claims may be disputed. The leases to be acquired from Denver Uranium and Energy Metals upon the closing of the Transaction may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. If it is determined that any of the Corporation's leases are based upon a claim with an invalid title, a disputed border, or subject to a prior right, the balance sheet of the Corporation will be adversely affected and the Corporation may not be able to recover damages without incurring expensive litigation costs.

The marketability of natural resources will be affected by numerous factors beyond our control which may result in us not receiving an adequate return on invested capital to be profitable or viable.

The marketability of natural resources which may be acquired or discovered by us will be affected by numerous factors beyond our control. These factors include market fluctuations in oil and gas pricing and demand, the proximity and capacity of natural resource markets and processing equipment, governmental regulations, land tenure, land use, regulation concerning the importing and exporting of oil and gas and environmental protection regulations. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in us not receiving an adequate return on invested capital to be profitable or viable.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated causing an adverse effect on our company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

Exploration and production activities are subject to certain environmental regulations which may prevent or delay the commencement or continuance of our operations.

In general, our exploration and production activities are subject to certain federal, state and local laws and regulations relating to environmental quality and pollution control. Such laws and regulations increase the costs of these activities and may prevent or delay the commencement or continuance of a given operation. Compliance with these laws and regulations has not had a material effect on our operations or financial condition to date. Specifically, we are subject to legislation regarding emissions into the environment, water discharges and storage and disposition of hazardous wastes. In addition, legislation has been enacted which requires well and facility sites to be abandoned and reclaimed to the satisfaction of state authorities. However, such laws and regulations are frequently changed and we are unable to predict the ultimate cost of compliance. Generally, environmental requirements do not appear to affect us any differently or to any greater or lesser extent than other companies in the industry.

We believe that our operations comply, in all material respects, with all applicable environmental regulations. However, we are not fully insured against all possible environmental risks.

Any future operations will involve many risks and we may become liable for pollution or other liabilities which may have an adverse effect on our financial position.

In the course of the exploration, acquisition and development of mineral properties, several risks and, in particular, unexpected or unusual geological or operating conditions may occur. Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labour, and other risks are involved. We may become subject to liability for pollution. It is not always possible to fully insure against such risks, and we do not currently have any insurance against such risks nor do we intend to obtain such insurance in the near future due to high costs of insurance. Should such liabilities arise, they could reduce or eliminate any future profitability and result in an increase in costs and a decline in value of the securities of our company.

We are not insured against most environmental risks. Insurance against environmental risks (including potential liability for pollution or other hazards as a result of the disposal of waste products occurring from exploration and production) has not been generally available to companies within the industry. We will periodically evaluate the cost and coverage of such insurance. If we became subject to environmental liabilities and do not have insurance against such liabilities, the payment of such liabilities would reduce or eliminate our available funds and may result in bankruptcy. Should we be unable to fully fund the remedial cost of an environmental problem, we might be required to enter into interim compliance measures pending completion of the required remedy.

Resource exploration involves many risks, regardless of the experience, knowledge and careful evaluation of the property by our company. These hazards include unusual or unexpected formations, formation pressures, fires, power outages, labour disruptions, flooding, explosions and the inability to obtain suitable or adequate machinery, equipment or labour.

Operations in which we will have a direct or indirect interest will be subject to all the hazards and risks normally incidental to the exploration, development and production of resource properties, any of which could result in damage to or destruction of mines and other producing facilities, damage to life and property, environmental damage and possible legal liability for any or all damage. We do not currently maintain liability insurance and may not obtain such insurance in the future. The nature of these risks is such that liabilities could represent a significant cost to our company, and may ultimately force our company to become bankrupt and cease operations.

Any change to government regulation/administrative practices may have a negative impact on our ability to operate and our profitability.

The laws, regulations, policies or current administrative practices of any government body, organization or regulatory agency in the United States or any other jurisdiction, may be changed, applied or interpreted in a manner which will fundamentally alter the ability of our company to carry on our business.

The actions, policies or regulations, or changes thereto, of any government body or regulatory agency, or other special interest groups, may have a detrimental effect on us. Any or all of these situations may have a negative impact on our ability to operate and/or our profitably.

If we are unable to hire and retain key personnel, we may not be able to implement our plan of operation and our business may fail.

Our success will be largely dependent on our ability to hire and retain highly qualified personnel. This is particularly true in the highly technical businesses of oil and gas exploration. These individuals may be in high demand and we may not be able to attract the staff we need. In addition, we may not be able to afford the high salaries and fees demanded by qualified personnel, or we may fail to retain such employees after they are hired. At present, we have not hired any key personnel. Our failure to hire key personnel when needed will have a significant negative effect on our business.

Our sole executive officer has other business interests, and as a result, he may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our company.

Thornton Donaldson presently spends approximately 25% of his business time on business management services for our company and retains the necessary consultants to assist in the development of our properties on an as needed basis. Management has determined that Mr. Donaldson spends a reasonable time in pursuit of our company's interests. Due to the time commitments from Mr. Donaldson's other business interests, however, Mr. Donaldson may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Donaldson's other business interests. To mitigate any such interruption, we are currently seeking to add additional management and will also continue to retain the necessary consultants in future exploration activities.

Our stock is a penny stock. Trading of our stock may be restricted by the Securities and Exchange Commission's penny stock regulations which may limit a stockholder's ability to buy and sell our stock.

Our stock is a penny stock. The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions. Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors". The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules. Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities. We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The National Association of Securities Dealers, or NASD, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, the NASD has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information. Under interpretations of these rules, the

NASD believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. The NASD requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

Item 2. Description of Property.

Our executive and head offices are located at Suite 206 – 475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3. The office is sub-leased on a monthly basis and is currently provided on a gratuitous basis from Mr. Donaldson. Our current premises are adequate for our current operations and we do not anticipate that we will require any additional premises in the foreseeable future.

We currently hold property interests concerning three properties in North America.

Brown County, Kansas, United States

Pursuant to the terms of an Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas, we acquired 23 oil and gas leases covering approximately 5,600 acres in Brown County, Kansas. Pursuant to the terms of the Assignment Agreement, our company was assigned all rights under the leases which grants our company the exclusive rights for the purpose of mining, exploring, operating and producing oil and gas from such property interests and establishing the infrastructure necessary to extract oil and gas. Our company intends to monitor the drilling activities in the area during 2006 to determine whether the properties warrant further exploration and development.

Maverick Spring Prospect, Nevada, United States

Pursuant to the terms of a Joint Participation Agreement dated February 28, 2006, between our company and Cedar Strat, and as of March 20, 2006, our company has acquired approximately 110,000 acres of leases relating to the prospect area in Nevada, United States, as set out in the participation agreement. In addition to the payment of a participation fee, our company is required to commence a drilling program on the property within 18 months of Cedar Strat completing a comprehensive survey of the property in accordance with the terms of the participation agreement. We are required to drill one test well within 18 months of completion of the survey and a subsequent test well within 12 months from the date of completion or abandonment of the prior test well. We are required to drill subsequent wells every 12 months following the completion or abandonment of the prior test well for the term of the participation agreement. The term of the participation agreement is ten years from the date that our company obtains the leases in the property area.

As of the date of this annual report, Cedar Strat has not completed the survey of the property. We anticipate that the survey will be conducted by Cedar Strat during the period between May and November of 2006, at which time, we intend to complete any additional exploration as may be required to commence our drilling program in accordance with the terms of the participation agreement.

Chinchaga Prospect, Alberta, Canada

On March 8, 2006, we entered into a Farmout and Option Agreement with Suncor Energy. Pursuant to the terms of the farmout agreement, our company and our partners acquired a 100% working interest in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor Energy in Northern Alberta, Canada. Upon the completion of the drilling program, our group will earn a 100% working interest in approximately 7,000 acres and will obtain the right to drill a second well in 2007 to earn a 100% interest in the remaining 11,000 acres. Our company is a minority partner in the group with a 10% interest in the drilling partnership. The exploration target is a dolomitized Slave Point reef at a depth of approximately 8,900 feet.

The Chinchaga well was spud on March 10, 2006 and drilling commenced to a depth of 410 meters when it was halted due to early spring break-up. The well is expected to take approximately 18 days to drill to reach final depth. As a winter only location, exploration is expected to recommence upon freeze-up in late 2006.

We have paid our full working interest in regards to the Chinchaga well and we do not expect to incur any additional cash calls in respect of the well by the operator once the drilling of the well is recommenced.

Item 3. Legal Proceedings.

We know of no material, active or pending legal proceedings against our company, nor are we involved as a plaintiff in any material proceeding or pending litigation. There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is traded on the National Association of Securities Dealers OTC Bulletin Board under the symbol "TXLA". The following quotations obtained from Canada Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission an may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1)(2)
Quarter Ended	High	Low
January 1, 2006 to March 13, 2006	$1.75	$1.00
December 31, 2005	$1.10	$0.60
September 30, 2005	No Trades	No Trades
June 30, 2005	No Trades	No Trades
March 31, 2005	No Trades	No Trades

(1)	Our common stock began being quoted for trading on the OTC Bulletin Board on November 7, 2005.

(2)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Empire Stock Transfer of Suite 300, 7251 West Lake Mead Blvd., Las Vegas, NV 89128-8351 (Telephone: 702.562.4091; Facsimile: 702.974.1444) is the registrar and transfer agent for our common shares.

On March 20, 2006, the shareholders' list of our common shares showed 41 registered shareholders and 30,388,333 common shares issued and outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

Effective November 21, 2005, we granted stock options under our 2005 Stock Option Plan to two directors and one consultant to purchase an aggregate of 700,000 shares of our common stock at an exercise price of $0.50 per share, exercisable until November 21, 2010. We issued the stock options to three non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933.

On January 6, 2006, we cancelled 40,500,000 shares held by Raymond Li and 20,000,000 shares held by Patrick

Fung. Mr. Li and Mr. Fung tendered their shares for cancellation without consideration in accordance with the terms of a Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Patrick Fung and Simon Au, whereby we agreed to transfer all of the issued and outstanding shares of Audiyo, Inc., our wholly-owned subsidiary, to the three individuals in consideration for: (i) the return and cancellation of all of the shares of our company held by such individuals; and (ii) the waiver and forgiveness of any outstanding amounts owed by our company to the three individuals.

On February 2, 2006 we issued 25,000 common shares to Raymond Li, a former director, officer and significant shareholder of our company, pursuant to the terms of a Debt Settlement and Subscription Agreement between Mr. Li and our company. The common shares were issued to Mr. Li as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On February 23, 2006, we issued 463,333 shares at $0.50 for aggregate proceeds of $231,666.50 to six accredited investors. We issued the shares to non-U.S. persons (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

On March 8, 2006, we issued a 6% convertible debenture due March 8, 2008 in the principal amount of $730,000 to Bulstrode International Inc. Pursuant to the terms of the convertible debenture, and subject to adjustment, Bulstrode International may convert all or any part of the principal outstanding, plus accrued but unpaid interest thereon, into units at a conversion price of $1.00 per unit, each unit consisting of one common share and one share purchase warrant. Each warrant entitles Bulstrode International to purchase one additional common share at a price per warrant share of $1.50 for a period of two years commencing on the date of issuance of the warrants. The convertible debenture was issued, and the common shares, warrants, and the warrant shares upon conversion or exercise, as applicable, will e issued to Bulstrode International as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On March 9, 2006, we issued a 6% convertible debenture due March 9, 2008 in the principal amount of $570,000 to Bulstrode International Inc. Pursuant to the terms of the convertible debenture, and subject to adjustment, Bulstrode International may convert all or any part of the principal outstanding, plus accrued but unpaid interest thereon, into units at a conversion price of $1.00 per unit, each unit consisting of one common share and one share purchase warrant. Each warrant entitles Bulstrode International to purchase one additional common share at a price per warrant share of $1.50 for a period of two years commencing on the date of issuance of the warrants. The convertible debenture was issued, and the common shares, warrants, and the warrant shares upon conversion or exercise, as applicable, will e issued to Bulstrode International as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

On March 24, 2006, effective November 1, 2005, we issued a 6% convertible debenture due November 1, 2008 in the principal amount of $500,000 to Fort Scott Energy Corp. pursuant to the terms of a Finder's Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corp. Pursuant to the terms of the convertible debenture, and subject to adjustment, Fort Scott Energy may convert all or any part of the principal outstanding, plus accrued but unpaid interest thereon, into units at a conversion price of $0.50 per unit, each unit consisting of one common share and one share purchase warrant. Each warrant entitles Fort Scott Energy to purchase one additional common share at a price per warrant share of $0.50 for a period of three years commencing on the date of issuance of the warrants. The convertible debenture was issued, and the common shares, warrants and warrant shares upon conversion or exercise, as applicable, will be issued, to Fort Scott Energy as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 6 of this annual report.

Our consolidated audited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

Company Overview

During our year ended December 31, 2005, we sold all of the issued and outstanding shares in the capital of Audiyo, Inc., our wholly-owned operating subsidiary, to Mr. Li, Mr. Au and Mr. Fung and ceased operation of our internet-based audio component retailer business. We have focused our business strategy on the exploration and acquisition of oil and gas properties. As a result, our risk factors in this annual report relate solely to our business as an oil and gas company.

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. Following the change in our business, we conducted due diligence on potential acquisitions of suitable oil and gas properties. As a result of the due diligence period, we entered into three arrangements to acquire the oil and gas interests in the following areas: (i) Brown County, Kansas, United States; (ii) Maverick Spring Prospect, Nevada, United States; and (iii) Chinchaga Prospect, Alberta, Canada.

In addition to the exploration and development of our existing three property interests, we intend to acquire additional oil and gas interests in the future. Management believes that future growth of our company will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry.

Plan of Operations

As of December 31, 2005, our company had cash and cash equivalents of $211,465 and working capital of $143,345. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses to December 31, 2006
Operating Expenses
Acquisition Costs	$800,000
Exploration Costs	$300,000
Employee and Consultant Compensation	$300,000
Professional Fees	$100,000
General and Administrative Expenses	$15,000
Total	$1,515,000

Acquisition Costs

We anticipate incurring acquisition costs relating to our Maverick Springs prospect pursuant to our obligations under the Participation Agreement with Cedar Strat. In accordance with the terms of the Participation Agreement, we have agreed to pay to Cedar Strat the sum of $10.00 per acre as a "prospect fee". The total number of acres acquired by our company was in excess of 110,000 acres and thus the maximum prospect fee payable to Cedar Strat is $1.1 million.

We paid Cedar Strat a deposit of $100,000 on or about March 11, 2006, when we entered into the Participation Agreement. We made an additional payment of $200,000 on or about April 7, 2006 and we are required to pay an additional $100,000 on May 7, 2006 and $300,000 on June 7, 2006. The balance of the prospect fee of $400,000 is payable as follows: (a) $100,000 within 30 days of delivery of a gravity model coinciding with the structural cross section delivered as part of the base prospect fee; (b) an additional $200,000 within 30 days of delivery of a second structural cross section with accompanying gravity model; and (c) $100,000 at the time of well permitting. We do not anticipate that the items set out in (b) and (c) above will be required until after December 31, 2006, but such amounts have been included for budgeting purposes.

We also anticipate incurring acquisition costs relating to our Chinchaga well. We hold a 10% working interest in the Chinchaga 8-24-95-8-W6M well held by Suncor Energy, in the Chinchanga area of Alberta, Canada. We have fully paid our portion of the authorization for expenditure received from Tasman Exploration Ltd., the operator of the well, and we do not expect to incur any additional expenditures in respect of the drilling of the well once drilling is resumed in winter 2006.

Exploration Costs

We anticipate incurring exploration costs relating to our Maverick Springs prospect. Under our Participation Agreement with Cedar Strat, and in consideration of the prospect fee paid by our company, Cedar Strat has agreed to conduct exploration on behalf of our company. More specifically, Cedar Strat agreed to conduct an initial gravity model coinciding with the structural cross section and a second more detailed structural cross section with accompanying gravity modelling. We may conduct additional gravity and seismic studies on the property upon our receipt of such information from Cedar Strat. Although $400,000 has been budgeted for 2006, we do not expect that any such programs will be completed in advance of our receipt of the gravity and structural data from Cedar Strat.

We also anticipate incurring exploration costs relating to our Chinchaga well. We hold a 10% working interest in the Chinchaga 8-24-95-8-W6M well held by Suncor Energy in the Chinchanga area of Alberta, Canada. We have paid our portion of the authorization for expenditure received from Tasman Exploration, the operator of the well, and we do expect to incur any additional expenditures in respect of the drilling of the well once drilling is resumed in winter 2006.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.

We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $300,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next fiscal year to be approximately $100,000.

General and Administrative Expenses

We anticipate spending $15,000 on general and administrative costs in the next twelve month period. These costs primarily consist of expenses such as office supplies and office equipment.

Trends and Uncertainties

Our ability to generate revenues in the future is dependent on whether we successfully explore and develop our current property interests or any property interests that we may acquire in the future. We cannot predict whether or when this may happen and this causes uncertainty with respect to the growth of our company and our ability to generate revenues.

Financing

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2006.

We incurred a loss of $82,257 for the year ended December 31, 2005. As of December 31, 2005, we had working capital of $143,345. Subsequent to our year ended December 31, 2005, we issued two 6% convertible debentures in March 2006 due March 2008 in the aggregate principal amount of $1,300,000. Pursuant to the terms of the convertible debentures, the holder may convert all or any part of the principal outstanding plus any accrued interest into units at a conversion price of $1.00 per unit, each unit consisting of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share at a price per warrant share of $1.50 for a period of two years commencing on the date of issuance of the warrants. As indicated above, our estimated working capital requirements and projected operating expenses to December 31, 2006 total $1,550,000. Although we anticipate that the funds received pursuant to the issuance of the convertible debentures will assist in paying our estimated expenses for the period ended December 31, 2006, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

Given that we are an exploration stage company and have not generated revenues to date, our cash flow projections are subject to numerous contingencies and risk factors beyond our control, including exploration and development risks, competition from well-funded competitors, and our ability to manage growth. We can offer no assurance that our company will generate cash flow sufficient to meet our cash flow projections or that our expenses will not exceed our projections. If our expenses exceed estimates, we will require additional monies during the next twelve months to execute our business plan.

There are no assurances that we will be able to obtain funds required for our continued operation. There can be no assurance that additional financing will be available to us when needed or, if available, that it can be obtained on commercially reasonable terms. If we are not able to obtain additional financing on a timely basis, we will not be able to meet our other obligations as they become due and we will be forced to scale down or perhaps even cease the operation of our business.

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful exploration and development of our property interests and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2005, we had cash and cash equivalents of $211,465 and $68,120 in current liabilities. The current liabilities primarily consisted of accounts payable and loans payable. We had working capital of $143,345 as of December 31, 2005.

Subsequent to our year ended December 31, 2005, our company issued two 6% convertible debentures in March 2006 for aggregate proceeds of $1,300,000. Although we anticipate that the funds received pursuant to the issuance of the convertible debentures will assist in paying our estimated expenses for the year ended December 31, 2006, we will be required to raise additional funds through the issuance of debt or equity securities. There can be no assurance, however, that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Capital Expenditures

We incurred $525,200 in capital expenditures during the year ended December 31, 2005. As of March 20, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the year ending December 31, 2006.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Neither our company nor our operating subsidiary engages in trading activities involving non-exchange traded contracts.

Critical Accounting Policies

The preparation of financial statements in conformity with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying disclosures of our company. Although these estimates are based on management's knowledge of current events and actions that our company may undertake in the future, actual results may differ from such estimates.

Going Concern

The audited financial statements included with this annual report have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

New Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, "Share Based Payment". SFAS 123R is a revision of SFAS No. 123 "Accounting for Stock-Based Compensation", and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees" and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services". SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, "Employers' Accounting for Employee Stock Ownership Plans". SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after 15 June 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after 15 December 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after 15 December 2005. The company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after 15 September 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

Item 7. Financial Statements.

Our financial statements are stated in United States dollars, are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2005 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

The Independent Auditors' Report of Staley Okada & Partners, Chartered Accountants, for the audited financial statements for the year ended December 31, 2005, dated April 10, 2006;

Balance Sheets at December 31, 2005 and 2004;

Statements of Stockholders Deficiency for the period of inception October 21, 2003 to December 31, 2005;

Statements of Loss for the years ended December 31, 2005 and 2004;

Statements of Cash Flows for the years ended December 31, 2005 and 2004; and

Notes to the Financial Statements.

TEXOLA ENERGY CORPORATION
(Formerly Sound Technology, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2005 and 2004

Expressed in US Funds

AUDITORS’ REPORT

To the Stockholders of Texola Energy Corporation:

We have audited the accompanying balance sheets of Texola Energy Corporation (formerly Sound Technology, Inc.) (an Exploration Stage Company) (the “Company”) as at December 31, 2005 and 2004 and the related statements of changes in stockholders’ deficiency, loss, and cash flows for each of the periods ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the periods ended December 31, 2005 and 2004, in conformity with United States generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is dependent upon financing to continue operations and had suffered recurring losses from operations. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regards to these matters are discussed in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

“Staley, Okada & Partners”

Vancouver, BC, Canada	STALEY, OKADA & PARTNERS
April 10, 2006	CHARTERED ACCOUNTANTS

Texola Energy Corporation	Statement 1
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Balance Sheets
Expressed in US Funds

	December 31,
	2005	2004
ASSETS
Current
Cash	$211,465	$2,826

Assets held for sale and in discontinued operations (Note 8)	-	86,304
	211,465	89,130
	-
Oil and Gas Properties (Note 4)	525,200	-
	$736,665	$89,130

LIABILITIES
Current
Accrued liabilities	$32,920	$14,050
Interest payable	5,000	-
Due to related parties (Note 9)	-	3,400
Loans payable (Note 5)	30,200	-
Liabilities held for resale in discontinued operations (Note 8)	-	87,820
	68,120	105,270

Share Subscriptions Received (Note 11a)	231,666	-
Promissory Note Payable (Note 3 & 8)	-	10,000
Convertible Debenture (Note 6)	500,000	-
	799,786	115,270

Continued Operations (Note 1)

SHAREHOLDERS’ DEFICIENCY
Capital Stock - Statement 2 (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.001 per
share
Issued:
29,925,000 shares (2004 – 90,400,000 shares)	2,993	9,040

Additional Paid-in Capital	83,507	36,010
Accumulated Comprehensive Loss – Statement 2	-	(526)
Special Distribution – Statement 2 (Notes 3 & 8)	-	(3,300)
Deficit Accumulated During the Exploration Stage- Statement 2	(149,621)	(67,364)
	(63,121)	(26,140)
	$736,665	$89,130

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation	Statement 2
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Statements of Stockholders Deficiency
For the Period from Inception October 21, 2003 to December 31, 2005
Expressed in US Funds

				Deficit
	Common Shares			Accumulated
				During the	Accumulated
			Additional	Exploration	Comprehensive	Special
	Shares	Amount	Paid In Capital	Stage	Loss	Distribution	Total
Common shares issued for
cash at $0.0002 per share
October 14, 2003	500,000	$50	$50	$-	$-	$-	$100
Special Distribution (Note 3)	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)

Balance December 31, 2003	500,000	50	50	(3,900)	-	(3,300)	(7,100)
Common shares issued for
cash at $0.0005 per share	89,900,000	8,990	35,960	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)		-	(63,464)

Balance, December 31, 2004	90,400,000	9,040	36,010	(67,364)	(526)	(3,300)	(26,140)

Common shares issued in
settlement of loan from
related party at $0.10 per
share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations
(Note 8)	(60,500,000)	(6,050)	-	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)

Balance, December 31, 2005	29,925,000	$2,993	$83,507	$(149,621)	$-	$-	$(63,121)

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation	Statement 3
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Statements of Loss
Expressed in US Funds

					Cumulative
					Period from
			Period from		September 29,
			October 14, 2003		2005
			To		To
	Years Ended December 31,		December 31,		December 31,
	2005	2004	2003		2005
					(Note 1)

Revenue	$-	$-	$-		$-

Expenses
Audit and accounting fees	39,500	10,500	3,500		19,500
Consulting fees	12,000	5,000	-		-
Foreign exchange	1,405	-	-		1,905
Interest and bank charges	43	550	-		13
Interest on long term debt (Note 6)	5,000	-	-		5,000
Legal fees	35,302	36,500	-		19,824
Management fees	-	3,000	400		-
Office and miscellaneous	2,267	224	-		1,297
Stock based compensation	45,000	-	-		45,000
Transfer agent and filing fees	6,350	-	-		6,350
Total operating expenses	146,867	55,774	3,900		98,889

Loss from Continuing Operations	(146,867)	(55,774)	(3,900)		(98,889)

Discontinued Operations
Income (loss) from discontinued operations
(Note 8)	9,408	(7,690)	-		-
Gain on sale of subsidiary (Note 8)	55,202	-	-		-
Income (loss) on discontinued operations	64,610	(7,690)	-		-

Loss for the Period	$(82,257)	$(63,464)	$(3,900)		$(98,889)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	88,745,548	70,780,550	500,000

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation	Statement 4
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
Expressed in US Funds

				Cumulative
				Period from
			Period from	September 29,
			October 14, 2003	2005
			To	To
	Years Ended December 31,		December 31,	December 31,
	2005	2004	2003	2005
Cash Resources Provided By (Used In)				(Note 1)

Operating Activities

Loss for the period	$(82,257)	$(63,464)	$(3,900)	$(98,889)
Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities
Gain on sale of subsidiary	(55,202)	-	-	-
Stock based compensation	45,000	-	-	45,000
Assets held for resale and discontinued
operations (Note 8)	(32,973)	(55,090)	-	-
Accrued liabilities	18,870	10,550	3,500	21,870
Interest payable	5,000	-	-	5,000
Due to related parties	39,970	3,000	400	-
Liabilities held for resale and discontinued
operations (Note 8)	52,367	63,306	-	-
	(9,225)	(41,698)	-	(27,019)
Investing Activities
Cash disposed of on disposal of subsidiary	(18,802)	-	-	-
Acquisition of Oil and Gas property	(25,200)	-	-	(25,200)
	(44,002)	-	-	(25,200)
Financing Activities
Loans payable	30,200	-	-	30,200
Capital contributions	-	44,950	100	-
Share subscriptions received	231,666	-	-	231,666
	261,866	44,950	100	261,866

Effect of Exchange Rate Changes on Cash	-	(526)	-	-

Net Increase in Cash	208,639	2,726	100	209,647

Cash, Beginning of Period	2,826	100	-	1,818

Cash, End of Period	$211,465	$2,826	$100	$211,465

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation	Statement 4 - continued
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Statements of Cash Flow (Continued)

Expressed in US Funds

				Cumulative
				Period from
			Period from	September 29,
			October 14, 2003	2005
			To	To
	Years Ended December 31,		December 31,	December 31,
	2005	2004	2003	2005
				(Note 1)
Supplementary Disclosure for Non-Cash
Investing and Financing Activities

Settlement of amounts due to related party
by issuance of shares	$2,500	$-	$-	$2,500
Issuance of convertible debenture for oil and
gas property finders fees	$500,000	$-	$-	$500,000
Cancellation of capital stock on disposal of
subsidiary	$(6,050)	$-	$-	$(6,050)
Promissory note payable	$-	$-	$10,000	$-
Acquisition of Subsidiary	$-	$-	$(10,000)	$-
Net liabilities assumed an acquisition of
subsidiary	$-	$-	$(9,117)	$-
Assets sold on disposal of subsidiary	$119,277	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary	$(130,187)	$-	$-	$(130,187)
Stock compensation expense	$45,000	$-	$-	$45,000

Supplementary Cash Flow Disclosures

Interest paid	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

1.	Organization and Going Concern

On October 24, 2005, the predecessor company, Sound Technology, Inc. changed its name to “Texola Energy Corporation” (“the Company”), following a merger with its wholly owned subsidiary Texola Energy Corporation (“Texola”). Texola was incorporated on September 29, 2005, for the purpose of changing the Company’s name.

Sound Technology, Inc. was incorporated in Nevada, U.S.A. on October 14, 2003.

The Company is an exploration stage company.

In 2003, the Company acquired Audiyo Inc. (“Audiyo”), a company incorporated in Ontario, Canada. (Note 3) . Audiyo is an audio component Internet retailer with an interactive user-friendly website, www.audiyo.com, that enables the DIY (do-it-yourself) hobbyist to build sound systems by themselves at a price substantially less than current retail prices. Audiyo’s website provides step-by-step process instructions with visuals including tools and components required to build audio projects.

During the year, the Company changed its focus toward oil and gas exploration and effective December 31, 2005, completed the transaction disposing of its 100% interest in Audiyo to the former directors (Note 8) . Accordingly, the cumulative amounts to date include the results of operations from the date of change of business focus, September 29, 2005 to December 31, 2005

On November 1, 2005, the Company effected a forward split of its issued and outstanding common shares on a 10 for 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001. The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001. All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2005, the Company has an accumulated deficit of $149,621. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2006.

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital for the development of its oil and gas interests, and then attaining profitable operations.

The ability of the Company to raise financing for its exploration activities, amongst other concerns, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies

	a)	Fiscal Period

The Company’s fiscal year is December 31.

	b)	Use of Estimates

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

	c)	Business Combinations

The Company uses the purchase method of accounting for business combinations. The Company includes the results of operations of the acquired business from the date of acquisition. Net assets of the companies acquired are recorded at their fair values at the date of acquisition. The excess of the purchase price over the fair value of tangible and identifiable intangible net assets acquired is included in goodwill on the accompanying balance sheets.

	d)	Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2005, the Company had no cash equivalents.

	e)	Goodwill and other Intangibles

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

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	f)	Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2005, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2005, all of the Company’s oil and gas properties were unproven and were excluded from depletion. At December 31, 2005, management believes none of the Company’s unproven oil and gas properties reflected on the balance sheet were impaired.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proven reserves, based on current economic and operating conditions.

	g)	Long-Lived Assets

In accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”, the carrying value of intangible assets and other long-lived assets is reviewed on a regular basis for the existence of facts or circumstances that may suggest impairment. The Company recognizes impairment when the sum of the expected undiscounted future cash flows is less than the carrying amount of the asset. Impairment losses, if any, are measured as the excess of the carrying amount of the asset over its estimated fair value.

	h)	Revenue Recognition

The Company recognizes revenue from the sale of products and services in accordance with Securities and Exchange Commission Staff Accounting Bulletin No. 104 (“SAB 104”), “Revenue Recognition in Financial Statements.” Revenues are recognized only when all of the following criteria have been met: Persuasive evidence for an agreement exists; delivery has occurred; the fee is fixed or determinable; and collectability is reasonably assured.

	i)	Foreign Currency Translations

The Company’s functional currency is the Canadian dollar. The Company’s reporting currency is the U.S. dollar. All transactions initiated in Canadian dollars are translated into U.S. dollars in accordance with SFAS No. 52 "Foreign Currency Translation" as follows:

i)	Monetary assets and liabilities at the rate of exchange in effect at the balance sheet date;
ii)	Revenue and expense items at the average rate of exchange prevailing during the period; and
iii)	Equity at historical rates.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	i)	Foreign Currency Translations - Continued

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

	j)	Income Taxes

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

	k)	Fair Value of Financial Instruments

The carrying values of the Company’s financial instruments, consisting of its cash, accounts payable, amounts due to related parties, and loans payable, materially approximated their respective fair values at the balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of long-term note payable and convertible debenture is based on current rates at which the Company could borrow funds with similar remaining maturity.

	l)	Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash, amounts due to related parties, loans payable, and convertible debenture. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

	m)	Derivative Financial Instruments

The Company was not a party to any derivative financial instruments during the reported fiscal period.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	n)	Segment Reporting

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”, changed the way public companies report information about segments of their business in their quarterly reports issued to stockholders. It also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company currently operates its business in the USA and Canada.

	o)	Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the year ended December 31, 2005, the Company experienced no comprehensive income.

	p)	Earnings (Loss) per Share

The Company computes net earnings (loss) per common share using SFAS No. 128, “Earnings Per Share”. Basic earnings (loss) per common share is computed based on the weighted average number of shares outstanding for the period. Diluted earnings (loss) per share is computed by dividing net earnings (loss) by the weighted average shares outstanding assuming all dilutive potential common shares were issued. As the Company generated net losses in each of the periods presented, the basic and diluted loss per share is the same as any exercise of the convertible debenture, options or warrants would be anti-dilutive.

	q)	Recently Adopted Accounting Standards

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 123R, “Share Based Payment”. SFAS 123R is a revision of SFAS No. 123 “Accounting for Stock-Based Compensation”, and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” and its related implementation guidance. SFAS 123R establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity’s equity instruments or that may be settled by the issuance of those equity instruments. SFAS 123R focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. SFAS 123R does not change the accounting guidance for share-based payment transactions with parties other than employees provided in SFAS 123 as originally issued and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”. SFAS 123R does not address the accounting for employee share ownership plans, which are subject to AICPA Statement of Position 93-6, “Employers’ Accounting for Employee Stock Ownership Plans”. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award – the requisite service period (usually the vesting period). SFAS 123R requires that the compensation cost relating to share-based payment transactions be recognized in financial statements.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	q)	Recently Adopted Accounting Standards – Continued

That cost will be measured based on the fair value of the equity or liability instruments issued. The scope of SFAS 123R includes a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. Public entities (other than those filing as small business issuers) will be required to apply SFAS 123R as of the first interim or annual reporting period that begins after 15 June 2005. Public entities that file as small business issuers will be required to apply SFAS 123R in the first interim or annual reporting period that begins after 15 December 2005. For non-public entities, SFAS 123R must be applied as of the beginning of the first annual reporting period beginning after 15 December 2005. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In December 2004, FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after 15 December 2005. The company does not expect the provisions of SFAS 154 will have a significant impact on its results of operations.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	q)	Recently Adopted Accounting Standards - Continued

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special- purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after 15 September 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mortgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servicing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

3.	Acquisition and Subsequent Sale of Subsidiary

On December 31, 2003, the Company acquired 100 percent of the outstanding common shares of Audiyo.

The aggregate purchase price was $10,000. The Company issued a promissory note in the amount of $10,000 payable to the shareholders of Audiyo. The note bore interest at prime plus 2% per annum, compounded annually and was payable on December 31, 2008. Accordingly, this was classified as a long-term liability. Interest on the note was waived by the note holder.

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

The goodwill booked was therefore $15,817, being the excess of the purchase price for Audiyo over the identifiable assets of Audiyo, less the $3,300 mentioned above.

Effective December 31, 2005, the Company completed the sale of its 100% interest in Audiyo. (See Note 8)

4.	Oil and Gas Properties

The total cost incurred and excluded from amortization are summarized as follows:

	Acquisition	Exploration
	Costs	Costs	Total

Brown County Property (a)	$25,200	$-	$25,200

Maverick Springs Property (b)	500,000	-	500,000

As at December 31, 2005	$525,200	$-	$525,200

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

4.	Oil and Gas Properties - Continued

At December 31, 2005, all of the Company’s oil and gas properties are considered unproven.

	a)	Brown County Property, Kansas, United States

Under an assignment agreement dated November 11, 2005, the Company acquired the “Brown County Property” from Heartland Oil and Gas Corp. at a cost of $25,200, paid in cash. The Brown County Property consists of 23 oil and gas leases covering an aggregate of approximately 6,328 acres, located in the State of Kansas. The expiration date for the leases range from dates in October 2008 through April 2014.

	b)	Maverick Springs Property, Nevada, United States

The Company paid finders fees with a fair value $500,000 by issuing a Convertible Debenture to a related party in regard to a Joint Participation Agreement with Chamberlain Exploration Development and Stratigraphic Corporation (“Cedar Strat”). See (Notes 6 & 11b).

5.	Loans Payable

Loans payable consist of loans made by unrelated parties to the Company. The loans are unsecured and non-interest bearing. $25,200 of loans fall due on October 31, 2006 and $5,000 fall due on January 31, 2006 (paid subsequent to year-end).

6.	Convertible Debenture

On November 1, 2005, pursuant to a finders fee arrangement (Note 4b) the Company issued a Convertible Debenture in the amount of $500,000. The Debenture bears interest at 6% per annum, and falls due November 1, 2008. The Debenture and accrued interest may be converted at the option of the holder into “Units” of the Company. Each Unit consists of a common share at $0.50 per share and one share purchase warrant to acquire one additional share of the Company at $0.50 per share, expiring two years subsequent to the date of conversion.

Subsequent to the year end, on March 27, 2006 at the request of the holder the debenture and accrued interest of $12,500 was converted into 1,025,000 common stock of the Company, and 1,025,000 share purchase warrants were issued. The warrants expire March 26, 2008.

7.	Capital Stock

	a)	Stock Issuances

At the date of incorporation, the Company issued 500,000 common shares for total consideration of $100, being $0.0001 per share and $0.0001 per share for excess consideration over par value.

60,000,000 common shares were issued on March 16, 2004 for a total consideration of $30,000, being $0.0001 per share and $0.0004 per share for excess consideration over par value.

A further 29,900,000 common shares were issued on March 30, 2004 for a total consideration of $14,950, being $0.0001 per share and $0.0004 per share for excess consideration over par value. Of these, 4,200,000 common shares were issued to relatives of directors and officers of the Company.

On November 1, 2005, the Company effected a forward split of its issued and outstanding common shares on a 10 for 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001. The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

7.	Capital Stock - Continued

	b)	Stock Options

The Company has a stock option plan that provides for the issuance of stock options to its officers, directors, employees and consultants. Stock options must be non-transferable and the aggregate number of shares that may be reserved for issuance pursuant to stock options may not exceed 5,000,000 common shares of the Company. The exercise price of stock options is determined by the board of directors of the Company at the time of grant and may not be less than the fair market price of the common stock at the date of grant. Options have a maximum term of ten years. Vesting of options is made at the time of granting of the options at the discretion of the board of directors. Once approved and vested, options are exercisable at any time.

As at December 31, 2005, options were outstanding for the purchase of common shares as follows:

		Number
		Exercisable
	Exercise	At
Number of	Price per	December 31,	Expiry
Shares	Share	2005	Date

700,000	$ 0.50	187,500	November 21, 2010

A summary of changes in stock options for the year ended December 31, 2005 and 2004 is presented below:

		Weighted
		Average
		Exercise
	Number	Price

Balance, December 31, 2003, and 2004	-	$0.00

Granted	700,000	0.50

Balance, December 31, 2005	700,000	$0.50

175,000 of these options have already vested at December 31, 2005

c)	Stock Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital. The total fair value of the 700,000 options granted was $180,000 (2004 - $nil) based on the Black-Scholes pricing model. Since the options vest on a graded schedule during the year ended December 31, 2005, the Company recorded $45,000 (2004 - $nil) in stock based compensation for options granted during the year.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

7.	Capital Stock - Continued

	c)	Stock Based Compensation - Continued

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2005	2004

Risk free interest rate	3.77%	n/a
Expected life	3.00	n/a
Expected volatility	76.00%	n/a
Expected dividend yield	-	n/a
Weighted average of fair value of options granted	$0.50	n/a

8.	Discontinued Operations

Pursuant to an agreement dated November 16, 2005, and effective December 31, 2005, the Company sold 100 % of Audiyo Inc. to two directors and a past director. In consideration for the sale of the net assets of Audiyo, the purchasers returned 60,500,000 shares of Texola to the Company for cancellation, valued at $6,050, and forgave all outstanding amounts owed to the purchasers by the Company in the amount of $50,870. The shares received by the Company were cancelled subsequent to the year end.

The transaction was valued at the fair value of the assets and liabilities disposed of, and the non- monetary consideration was valued at the recorded amount.

The following table summarizes the identifiable assets and liabilities of Audiyo that was disposed of and the consideration received.

Consideration received
Capital stock returned to treasury	$6,050
Special distribution and other comprehensive income
reversal	(3,826)
Loans from related parties forgiven	50,870
Promissory note forgiven	10,000

Total consideration received		$63,094

Identifiable assets and liabilities
Cash	$18,802
Accounts receivable	5,355
Prepaid expenses	1,243
Inventory	96,862
Goodwill	15,817
Accounts payable	(1,281)
Due to related parties	(117,906)
Loans payable	(11,000)

Net assets sold		7,892

Gain on Disposal		$55,202

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

9.	Related Party Balances and Transactions

As at December 31, 2005, amount due to related parties comprise of $nil. (2004 - $3,400). The amounts are unsecured, due upon demand and bear interest at prime.

These transactions are in the normal course of operations and are measured at the exchange amount of consideration established and agreed to by the related parties.

10.	Segmented Information

The Company currently operates in only the oil and gas industry and does not operate in different business segments.

Details on a geographic basis of the location of the assets, liabilities and loss for the year, at December 31, 2005 are as follows:

	Canada	USA	Total

Assets	$211,465	$525,200	$736,665
Liabilities	$799,786	$-	$799,786
Loss for the year	$82,257	$-	$82,257

Details on a geographic basis of the location of the assets, liabilities and loss for the year, at December 31, 2004 are as follows:

	Canada	USA	Total

Assets	$89,130	$-	$89,130
Liabilities	$115,270	$-	$115,270
Loss for the year	$63,464	$-	$63,464

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

11.	Subsequent Events

a)

Subsequent to December 31, 2005, the Company completed a private placement of up to 463,333 shares at $0.50 for gross proceeds of $231,666. This amount was recorded as at December 31, 2005 as share subscriptions received.

b)

Subsequent to December 31, 2005, the Company entered into a Joint Participation Agreement with Chamberlain Exploration Development and Stratigraphic Corporation (“Cedar Strat”) for the Maverick Springs property. Pursuant to the participation agreement Cedar Strat is to provide certain proprietary information and geological data relating to a prospect area covering approximately 120,000 acres in Nevada. The term of the participation agreement is for 10 years from the date the Company acquires the leases in the property area.

The participation fee is calculated at a cost of $10.00 per acre multiplied by the total acreage of leases that the Company obtains in the property, with a minimum payment of $700,000 and a maximum payment of $1,100,000. The minimum participation fee is payable as follows:

		i)	$100,000 upon execution of the agreement (paid subsequently); and
		ii)	$600,000 on or before April 14, 2006 (paid subsequently).

If the participation fee exceeds $700,000 then the balance of the fee is payable as follows:

		i)	$100,000 within 30 days of delivery of a gravity model coinciding with a structural cross section delivered as part of the base prospect fee;
		ii)	$200,000 within 30 days of delivery of a second structural cross section with gravity mode;
		iii)	$100,000 at the time of well permitting.

In addition to the above the Company is required to:

		i)	commence a drilling program on the property within eighteen months of Cedar Strat completing the comprehensive survey in accordance with the participation agreement;
		ii)	drill one test well within 18 months of completion of the survey and a subsequent test well within 12 months following the completion or abandonment of the prior test well; and
		iii)	Drill a subsequent test well every 12 months for the term of the participation agreement.

Pursuant to the participation agreement the Company will receive 80% of the net revenue interest of any revenues generated. Cedar Start will retain a 5.5% overriding royalty.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

11.	Subsequent Events –Continued

c)

Subsequent to December 31, 2005 the Company together with 5 partners (the “Group”) entered into a farmout arrangement for the Chinchaga property with Suncor Energy Inc. of Calgary, Alberta. Pursuant to the arrangement the Group will participate with a 100% working interest in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor Energy Inc. On completion of the first well the group will earn a 100% working interest in approximately 7,000 acres and will have the option to drill a second well in 2007 on the remaining lands. Suncor Energy will retain a 12.5% gross overriding royalty in the lands.

The Company is a minority partner with a 13.5% working interest, 3.5% of which will be assigned to an unrelated party.

To finance the Company’s obligations with respect to the project the Company issued a Convertible Debenture in the amount of $1,300,000. The Debenture bears interest at 6% per annum, and falls due March 8, 2008. The Debenture and accrued interest may be converted at the option of the holder into “Units” of the Company. Each unit consists of a common share at $1.00 per share and one share purchase warrant to acquire one additional share of the Company at $1.50 per share, expiring two years subsequent to the date of conversion.

d)

Subsequent to December 31, 2005, the Company entered into a consultancy contract with RLC Strategic Capital Management Corp that expires December 31, 2008. RLC Strategic Capital Management Corp is to provide strategic development and financing initiatives for the Company. Over the term of the contract, the Company will pay a contractual fee of $10,000 per month and a transaction fee on any financing equal to 4% of any aggregated financing received by the Company.

12.	Income Taxes

A reconciliation of the expected income tax expense (benefit) to the actual income tax expense (benefit) is as follows:

	2005	2004

Statutory rates	34%	34%
Net loss for the year	$(82,000)	$(63,000)

Income tax recovery at statutory rate	(28,000)	(21,000)
Stock based compensation	15,000	-
Items not deductible for tax purposes	(5,000)	3,000
Valuation allowance	18,000	18,000

Income tax expense	$-	$-

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Consolidated Financial Statements
December 31, 2005 and 2004
Expressed in US Funds

12.	Income Taxes - Continued

The components of future income taxes are:

	2005	2004

Non-capital losses carryforwards	$38,000	$20,000

Valuation allowance	(38,000)	(20,000)

Net future tax asset	$-	$-

The Company has available tax losses of approximately $111,000, which may be offset against future Canadian taxable income. These losses expire as follows:

2023	$4,000
2024	56,000
2025	51,000

$111,000

13.	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current year.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Not applicable.

Item 8A. Controls and Procedures.

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (who is also our Secretary and Treasurer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of December 31, 2005, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary and Treasurer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary and Treasurer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2005 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

All directors of our company hold office until the next annual general meeting of the shareholders or until their successors are elected and qualified. The officers of our company are appointed by our board of directors and hold office until their earlier death, retirement, resignation or removal.

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Thornton Donaldson	President, Secretary, Treasurer Director	78	November 8, 2005 October 3, 2005

Business Experience

The following is a brief account of the education and business experience of our sole director and executive officer during at least the past five years, indicating his principal occupation during the period, and the name and principal business of the organization by which he was employed.

Thornton Donaldson – President, Secretary, Treasurer and Director

Mr. Donaldson is currently the President, Secretary, Treasurer and a director of our company. In addition to the positions held in our company, Mr. Donaldson was the President of Canwest Petroleum Corporation from April

1998 to May 16, 2002 and from September 15, 2003 to present. Canwest Petroleum is a company whose shares are quoted on the OTC Bulletin Board. Mr. Donaldson was also President of Rich Coast, Inc., an industrial waste treatment company located in Dearborn, Michigan from 1984 to 1993, and was a director of Rich Coast from 1993 to 1999. Mr. Donaldson has been a director of Lorex Resources, Ltd., a mineral exploration company located in Vancouver, British Columbia since July 1999. Additionally, Mr. Donaldson is the President and sole director of United Corporate Advisers Ltd., a geological and financial consulting business founded by Mr. Donaldson in 1970. Mr. Donaldson has also been self-employed as a consulting geologist and financial advisor as of 1978.

Family Relationships

There are no family relationships among our directors or officers.

Involvement in Certain Legal Proceedings

Our director, executive officer and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4.

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, and is "independent" as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. In addition, we believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated revenues to date.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2005, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception that Thornton Donaldson filed a late Form 3 – Initial Statement of Beneficial Ownership.

Code of Ethics

Effective March 30, 2006, our company's board of directors adopted a Code of Business Conduct and Ethics that applies to, among other persons, our company's president (being our principal executive officer) and our company's secretary (being our principal financial and accounting officer and controller), as well as persons performing similar functions. As adopted, our Code of Business Conduct and Ethics sets forth written standards that are designed to deter wrongdoing and to promote:

(1)	honest and ethical conduct, including the ethical handling of actual or apparent conflicts of interest between personal and professional relationships;

(2)

full, fair, accurate, timely, and understandable disclosure in reports and documents that we file with, or submit to, the Securities and Exchange Commission and in other public communications made by us;

(3)	compliance with applicable governmental laws, rules and regulations;

(4)	the prompt internal reporting of violations of the Code of Business Conduct and Ethics to an appropriate person or persons identified in the Code of Business Conduct and Ethics; and

(5)	accountability for adherence to the Code of Business Conduct and Ethics.

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president and secretary with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president or secretary.

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal , provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics attached to this annual report as Exhibit 14.1. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Texola Energy Corporation, Suite 206 – 475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3.

Item 10. Executive Compensation.

Particulars of compensation awarded to, earned by or paid to:

(a)	our President (Chief Executive Officer);

(b)

each of our four most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c)

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year;

who we will collectively refer to as the named executive officers, of our three most recently completed fiscal years ended December 31, 2005, are set out in the following summary compensation table. Thornton Donaldson currently serves as our sole executive officer.

SUMMARY COMPENSATION TABLE
		Annual Compensation			Long Term Compensation (1)
					Awards		Payouts
Name and Principal Position	Year	Salary (US$)	Bonus (US$)	Other Annual Compen- sation (US$) (1)	Securities Underlying Options/ SARs Granted	Restricted Shares or Restricted Share Units	LTIP Payouts (US$)	All Other Compen- sation
Thornton Donaldson President, Secretary and Treasurer(2)	2005 2004 2003	$Nil N/A N/A	Nil N/A N/A	Nil N/A N/A	300,000(3) N/A N/A	Nil N/A N/A	Nil N/A N/A	Nil N/A N/A
Raymond Li (former President, Secretary and Treasurer)(4)	2005 2004 2003	$Nil $3,000 Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil
Simon Au Vice President and Director(5)	2005 2004 2003	Nil CDN$3,000 CDN$6,000(6)	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

(1)

The value of perquisites and other personal benefits, securities and property for the named executive officers that do not exceed the lesser of $50,000 or 10% of the total of the annual salary and bonus is not reported herein.

(2)	Mr. Donaldson was appointed our President, Secretary and Treasurer on November 8, 2005.

(3)	Mr. Donaldson was granted 300,000 stock options on November 18, 2005. Each option is exercisable at a price of $0.50 until November 18, 2010.

(4)	Mr. Li resigned as our President, Secretary and Treasurer on November 8, 2005.

(5)	Mr. Au resigned as our Vice President on January 26, 2006.

(6)	This amount has been accrued to Simon Au as payment for management fees from June, 2003 to the year ended December 31, 2003.

The following table sets forth for each of the named executive officers, certain information concerning stock options granted to them during fiscal 2005. We have never issued stock appreciation rights.

Name	Number of Securities Underlying Options/ SARs Granted (#)	% of Total Options/ SARs Granted to Employees in Fiscal Year(1)	Exercise Price ($/Share)	Expiration Date
Thornton Donaldson President, Secretary and Treasurer	300,000(2)	43%	$0.50	November 18, 2010

(1)	The denominator (of 700,000) represents net total number of new options awarded during the year.

(2)	Granted pursuant to the 2005 Stock Option Plan.

The following table sets forth for each named executive officer, certain information concerning the number of shares subject to both exercisable and unexercisable stock options as of December 31, 2005.

Name	Shares Acquired on Exercise (#)	Aggregate Value Realized	Number of Securities Underlying Unexercised Options/SARs at FY-End (#) Exercisable / Unexercisable		Value of Unexercised In-the -Money Options/SARs at FY- end ($) Exercisable / Unexercisable(1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Thornton Donaldson	N/A	N/A	75,000	75,000	$45,000	$45,000

(1)

The values for "in-the-money" options are calculated by determining the difference between the fair market value of the securities underlying the options as of December 31, 2005 ($1.10 per share on NASD OTCBB) and the exercise price of the individual's options.

Employment Contracts and Termination of Employment and Change in Control Arrangements

We have not entered into any employment agreement or consulting agreement with our current director and executive officer.

During the year ended December 31, 2005, our former President, Raymond Li, provided management services and office premises to our company for which $Nil in compensation was accrued and payable to him. In addition, during the year ended December 31, 2005, our former Vice President, Simon Au, provided management services to our company for which $Nil in compensation was accrued and payable to him. Pursuant to the share purchase agreement dated November 16, 2005, however, Raymond Li, Simon Au, and Patrick Fung waived and forgave any outstanding amounts owed to them by our company.

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Compensation of Directors and Executive Officers

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended December 31, 2005.

We have no formal plan for compensating our directors for their service in their capacity as directors, although such directors are expected in the future to receive stock options to purchase common shares as awarded by our board of directors or (as to future stock options) a compensation committee which may be established. Directors are entitled to reimbursement for reasonable travel and other out-of-pocket expenses incurred in connection with attendance at meetings of our board of directors. Our board of directors may award special remuneration to any director undertaking any special services on our behalf other than services ordinarily required of a director. No director received and/or accrued any compensation for their services as a director, including committee participation and/or special assignments.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of March 20, 2006, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after March 20, 2006. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Thornton Donaldson Suite 206 – 475 Howe Street Vancouver, BC V6C 2B3	2,150,000(2)	7.0%
Directors and Executive Officers as a Group	2,150,000(2)	7.0%

(1)

Based on 30,388,333 shares of common stock issued and outstanding as of March 20, 2006. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 150,000 options to acquire an aggregate of 150,000 shares of common stock exercisable within sixty days of March 20, 2006.

Equity Compensation Plan Information

As at December 31, 2005 we have one compensation plan in place, entitled "2005 Stock Option Plan". The 2005 Stock Option Plan has not been approved by our security holders.

Number of Securities to be issued upon exercise of outstanding options	Weighted-Average exercise price of outstanding options	Number of securities remaining available for further issuance
700,000	$0.50	4,300,000

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions.

Other than as listed below, we have not been a party to any transaction, proposed transaction, or series of transactions in which the amount involved exceeds $60,000, during our last two prior fiscal years ended December 31, 2005 and 2004, and in which, to our knowledge, any of our directors, officers, five percent beneficial security holders, or any member of the immediate family of the foregoing persons has had or will have a direct or indirect material interest.

On March 16, 2004, we issued 4,000,000 shares of our common stock at $0.005 per share to Raymond Li, our former President, Secretary, Treasurer and director, in a private placement transaction.

On March 16, 2004, we issued 2,000,000 shares of our common stock at $0.005 per share to Simon Au, our former Vice-President and director, in a private placement transaction.

On January 6, 2006 we cancelled 40,500,000 shares held by Raymond Li and 20,000,000 shares held by Patrick Fung pursuant to the sale of our wholly-owned subsidiary, Audiyo Inc.

As at December 31, 2005, we owed $Nil to related parties and $3,400 as at December 31, 2004. The amounts are unsecured, due upon demand and bear interest at prime.

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Prospectus:

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)

(4)	Instruments Defining Rights of Security Holders, Including Indentures

4.1*	2005 Stock Option Plan

(10)	Material Contracts

10.1

Share Purchase Agreement, dated December 31, 2003 between Sound Technology, Inc., Raymond Li, Simon Au and Patrick Fung (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

10.2	Promissory Note, dated December 31, 2003 from Sound Technology, Inc. (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

10.3	Subscription Agreement, dated October 14, 2003, between Sound Technology Inc. and Raymond Li (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

10.4	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Raymond Li (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

10.5	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Simon Au (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

10.6	Form of Subscription Agreement between Sound Technology Inc. and each of the following persons (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004):

Name	Amount of Common Shares
Purchased at $0.005 per Share
Sophie Au	50,000
Lai Ming Back	30,000
Michael Poseiro	90,000
Manny Fong	40,000
Tsz Choi Chou	60,000
Shirley Fung	45,000
Jean Yang	75,000
Kevin Chu	200,000
Danny Dere	30,000
Kenny Li	90,000
Nelson Tam	40,000
Albert Lee	70,000
Michael Too	80,000
Raymond Too	90,000
Brenda Too	60,000
Kevin Fung	200,000
Nicolas Penn	105,000
Richard Lee	80,000
Hei Lai Chan	200,000
Kwok Hong Yu	90,000
Awais Khan	65,000
Linda Fong	110,000
Ellie Gee	200,000
Antonio Mastrangelo	40,000
Chung Yu	140,000
Lai Chun Too	150,000
Wayne Douglas	60,000
Nicolas Chakkour	100,000
Allan Dere	200,000
Seng Sorivanh Oudomseng	50,000
Luc Desjardins	50,000
Hei Yin Chan	100,000

10.7	Distribution Agreement dated May 15, 2004 between Sound Technology Inc. and Danish Audio Connect (incorporated by reference from our Registration Statement Form SB-2/A filed on June 18, 2004)

10.8	Terms of Use of Internet Secure (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.9	User Agreement for PayPal Service (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.10	Distribution Agreement dated May 27, 2004 between Audiyo Inc. and Raimund Mundorf (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.11*	Loan Agreement dated October 1, 2005, between our company and Dino Minichiello

10.12*	Debt Settlement and Subscription Agreement dated October 15, 2005, between our company and Raymond Li

10.13*	Consulting Agreement dated November 1, 2005, between our company and Jane Clark

10.14	Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.15	Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.16*	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Thornton Donaldson

10.17*	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Jane Clark

10.18*	Stock Option and Subscription Agreement dated November 21, 2005, between our company and Y.R. (Joe) Boury

10.19*	Form of Subscription Agreement between our company and each of the following persons

Name	Amount of Common Shares Issued
Dino Minichiello	333,333
Gale Cox	20,000
Vincent Paul Mitchell	20,000
Drew Bonnell	20,000
Dr. Jamie Walker	20,000
Barb Turner	50,000

10.20*	Finder's Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corporation

10.21*

Joint Participation Agreement for Maverick Springs Elko and White Pine Counties, Nevada dated February 28, 2006, between our company and Chamberlain Exploration Development and Research Stratigraphic Corporation doing business as Cedar Strat Corporation

10.22	Farmout and Option Agreement dated March 7, 2006, between our company and Suncor Energy Inc. (incorporated by reference from our Current Report on Form 8-K on March 24, 2006)

10.23*	Private Placement Subscription Agreement dated March 8, 2006, between our company and Bulstrode International Inc.

10.24*	6% Convertible Note due March 8, 2008 issued to Bulstrode International Inc. by our company

10.25*	Private Placement Subscription Agreement dated March 9, 2006, between our company and Bulstrode International Inc.

10.26*	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our company

10.27*	Amendment Agreement dated April 3, 2006, between our company and Fort Scott Energy Corp.

10.28*	Amended and Restated Agreement dated April 7, 2006, between our company and Fort Scott Energy Corp.

(14)	Code of Ethics

14.1*	Code of Business Conduct and Ethics

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson
* Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our board of directors appointed Staley Okada & Partners as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Staley Okada & Partners for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal years ended December 31, 2005 and 2004 were $15,000 and $11,837, respectively.

Audit Related Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for assurance and related services by Staley Okada & Partners relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $7,276 and $7,202, respectively.

Tax Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed for tax compliance, by Staley Okada & Partners were $1,032 and $901, respectively.

All Other Fees

For the fiscal years ended December 31, 2005 and 2004, the aggregate fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above, totaled $Nil and $2,809, respectively. Substantially all the 2004 fees related to the review of registration statements submitted to the Securities and Exchange Commission.

The Securities and Exchange Commission has adopted rules that require that before Staley Okada & Partners is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

  approved by our audit committee; or

  entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

Our board of directors, acting as our audit committee, pre-approves all services provided by our independent auditors. Our board of directors does not have records of what percentage of the above fees were pre-approved. All of the above services and fees were reviewed and approved by the audit committee either before or after the respective services were rendered.

The audit committee has considered the nature and amount of the fees billed by Staley Okada & Partners , and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining Staley Okada & Partners' independence.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXOLA ENERGY CORPORATION

/s/ Thornton Donaldson
By: Thornton Donaldson
President, Secretary, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: April 17, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thornton Donaldson
Thornton Donaldson
President, Secretary, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: April 17, 2006