Form 10QSB
period 2006-03-31
TEXOLA ENERGY CORP
filed 2006-05-15
CIK 217209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  March 31, 2006

[	] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-114995

TEXOLA ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 206 – 475 Howe Street, Vancouver, British Columbia Canada V6C 2B3
(Address of principal executive offices)

(604) 685-8355
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   30,388,333 common shares issued and outstanding as of May 5, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TEXOLA ENERGY CORPORATION

(Formerly Sound Technology, Inc.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2006

(Unaudited)

Expressed in US Funds

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 1
Interim Balance Sheet
Expressed in US Funds

	March 31,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$734,955	$211,465
Prepaid expenses	12,880	-
	747,835	211,465
Exploration Advances (Note 4c)	358,571	-
Oil and Gas Properties (Note 4)	825,200	525,200
	$1,931,606	$736,665

LIABILITIES
Current
Accounts payable and accrued liabilities	$95,427	$32,920
Interest payable	4,915	5,000
Loans payable (Note 5)	25,200	30,200
	125,542	68,120
Share Subscriptions Received	-	231,666
Convertible Debentures (Note 6)	1,300,000	500,000
	1,425,542	799,786
Continued Operations (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.0001 per share
Issued:
31,413,333 shares (December 31, 2005 – 29,925,000 shares)	4,481	2,993

Additional Paid-in Capital	1,216,185	83,507
Deficit Accumulated During the Exploration Stage	(714,602)	(149,621)
	506,064	(63,121)
	$1,931,606	$736,665

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 2
Interim Statements of Stockholders Deficiency
For the Period from Inception October 21, 2003 to March 31, 2006
Expressed in US Funds

				Deficit
	Common Shares			Accumulated
			Additional	During the	Accumulated
			Paid In	Exploration	Comprehensive	Special
	Shares	Amount	Capital	Stage	Loss	Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$50	$50	$-	$-	$-	$100
Special distribution	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)
Balance - December 31, 2003	500,000	50	50	(3,900)	-	(3,300)	(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	8,990	35,960	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	90,400,000	9,040	36,010	(67,364)	(526)	(3,300)	(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations	(60,500,000)	(6,050)	-	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)
Balance - December 31, 2005	29,925,000	2,993	83,507	(149,621)	-	-	(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the beneficial conversion feature of the $1,300,000 convertible debenture (Note 6b)	-	-	390,000	-	-	-	390,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7a)	463,333	463	231,203	-	-	-	231,666
Net loss for the period	-	-	-	(564,981)	-	-	(564,981)
	31,413,333	$4,481	$1,216,185	$(714,602)	$-	$-	$506,064

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 3
Interim Statements of Income (Loss)
Expressed in US Funds
Unaudited

			Cumulative
			From
			September 29,
			2005 to
	Three Months Ended March 31		March 31,
	2006	2005	2006
			(Note 2)
Revenue	$-	$-	$-

Expenses
Audit and accounting fees	18,559	3,750	38,059
Consulting fees	60,000	3,000	60,000
Communications	4,099	-	4,099
Interest expense - beneficial conversion feature of debenture (Note 6b)	390,000	-	390,000
Foreign exchange (gain) loss	(1,616)	-	289
Interest and bank charges	469	10	482
Interest on long term debt (Note 6a)	12,415	-	17,415
Investor relations	30,000	-	30,000
Legal fees	11,952	5,000	31,776
Office and miscellaneous	3,856	970	5,153
Stock based compensation	-	-	45,000
Transfer agent and filing fees	1,265	-	7,615
Travel	33,982		33,982
Total operating expenses	564,981	12,730	663,870

Loss from Continuing Operations	(564,981)	(12,730)	(663,870)

Discontinued Operations
Income from discontinued operations	-	18,804	-

Income (Loss) for the Period	$(564,981)	$6,074	$(663,870)

Basic And Diluted Net Earnings (Loss) Per Common Share	$(0.02)	$0.00

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	30,202,222	90,040,000

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

			Cumulative
			From
			September 29,
			2005 to
	Three Months Ended March 31		March 31,
	2006	2005	2006
Cash Resources Provided By (Used In)			(Note 2)
Operating Activities
Income (loss) for the period	$(564,981)	$6,074	$(663,870)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Stock based compensation	-	-	45,000
Interest expense - beneficial conversion feature of debenture (Note 6b)	390,000	-	390,000
Prepaid expenses	(12,880)	-	(12,880)
Non-cash interest expense	12,500	-	12,500
Assets held for resale and discontinued operations	-	(36,388)	-
Accounts payable and accrued liabilities	62,507	250	84,377
Interest payable	(85)	-	9,915
Due to related parties	-	19,625	-
Liabilities held for resale and discontinued operations	-	17,944	-
	(112,939)	7,505	(139,958)
Investing Activity
Explorations advance	(358,571)	-	(358,571)
Acquisition of Oil and Gas property	(300,000)	-	(325,200)
	(658,571)	-	(683,771)
Financing Activities
Loans payable	(5,000)	-	25,200
Capital contributions	-	-	231,666
Convertible debenture	1,300,000	-	1,300,000
	1,295,000	-	1,556,866

Net Increase in Cash	523,490	7,505	733,137

Cash, Beginning of Period	211,465	2,826	1,818

Cash, End of Period	$734,955	$10,331	$734,955

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4 - Continued
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

			Cumulative
			From
			September 29,
			2005 to
	Three Months Ended March 31		March 31,
	2006	2005	2006
			(Note 2)
Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees	$-	$-	$500,000
Cancellation of capital stock on disposal of subsidiary	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest	$512,500	$-	$512,500
Intrinsic value of the beneficial conversion feature of the $1,300,000 convertible debenture (Note 6b)	$390,000	$-	$390,000
Assets sold on disposal of subsidiary	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary	$-	$-	$(130,187)
Stock compensation expense	$-	$-	$45,000

Supplementary Cash Flow Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
March 31, 2006
Expressed in US Funds

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

2.	Organization and Going Concern

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

During the year ended December 31, 2005, the Company changed its focus toward oil and gas exploration and effective December 31, 2005, completed the transaction disposing of its 100% interest in Audiyo to the former directors. Accordingly, the comparative financial information has been restated to reclassify the assets and liabilities of Audiyo, and the income or loss of Audiyo for the comparative period. The cumulative amounts to date include the results of operations from the date of change of business focus, September 29, 2005 to March 31, 2006.

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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2006, the Company has an accumulated deficit of $714,602, of which $663,870 was accumulated since September 29, 2005. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2006.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
March 31, 2006
Expressed in US Funds

2.	Organization and Going Concern – Continued

Going Concern and Liquidity Considerations – Continued

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

3.	Significant Accounting Policies
a)	Oil and Gas Properties

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

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
March 31, 2006
Expressed in US Funds

4.	Oil and Gas Properties

As at March 31, 2006 and December 31, 2005 the total cost incurred and excluded from amortization are summarized as follows:

	March 31,	December 31,
	2006	2005

Brown County Property (a)
Acquisition costs	$25,200	$25,200

Maverick Springs Property (b)
Financing fees	500,000	500,000
Acquisition costs	300,000	-

	$825,200	$525,200

At March 31, 2006, all of the Company’s oil and gas properties are considered unproven.

a)	Brown County Property, Kansas, United States

Under an assignment agreement dated November 11, 2005, the Company acquired the “Brown County Property” from Heartland Oil and Gas Corp. at a cost of $25,200, paid in cash. The Brown County Property consist of 23 oil and gas leases covering an aggregate of approximately 6,328 acres, located in the State of Kansas. The expiration date for the leases range from dates in October 2008 through April 2014.

b)	Maverick Springs Property, Nevada, United States

During the year ended December 31, 2005 the Company paid finders fees with a fair value $500,000 by issuing a Convertible Debenture to a related party in regard to a Joint Participation Agreement with Chamberlain Exploration Development and Stratigraphic Corporation (“Cedar Strat”). (Note 6a)

Pursuant to the participation agreement Cedar Strat is to provide certain proprietary information and geological data relating to a prospect area covering approximately 120,000 acres in Nevada. The term of the participation agreement is for 10 years from the date the Company acquires the leases in the property area.

The participation fee is calculated at a cost of $10.00 per acre multiplied by the total acreage of leases that the Company obtains in the property, with a minimum payment of $700,000 and a maximum payment of $1,100,000.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
March 31, 2006
Expressed in US Funds

4.	Oil and Gas Properties – Continued
b)	Maverick Springs Property, Nevada, United States – Continued

The minimum participation fee (renegotiated) is payable as follows:

(i)	$100,000 upon execution of the agreement (paid);
(ii)	$200,000 on or before March 28, 2006 (paid );
(iii)	$100,000 on or before May 7, 2006 (paid subsequently); and
(iv)	$300,000 on or before June 7, 2006.

If the participation fee exceeds $700,000 then the balance of the fee is payable as follows:

i)	$100,000 within 30 days of delivery of a gravity model coinciding with a structural cross section delivered as part of the base prospect fee;
ii)	$200,000 within 30 days of delivery of a second structural cross section with gravity mode;
iii)	$100,000 at the time of well permitting.

In addition to the above the Company is required to:

i)	commence a drilling program on the property within eighteen months of Cedar Strat completing the comprehensive survey in accordance with the participation agreement;
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

c)	Chinchaga Property, Alberta, Canada

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

The Company is a minority partner with a 10% working interest.

To finance the Company’s obligations with respect to the project the Company issued a Convertible Debenture in the amount of $1,300,000 (Note 6b).

As at March 31, 2006, a total of $358,571 (2005 - $Nil) was advanced to an unrelated party for planned future exploration expenditures on the Chinchaga property.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
March 31, 2006
Expressed in US Funds

5.	Loans Payable

Loans payable consist of loans made by unrelated parties to the Company. The loans are unsecured, non-interest bearing and fall due on October 31, 2006.

6.	Convertible Debentures
a)

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

On March 27, 2006 at the request of the holder the debenture and accrued interest of $12,500 was converted into 1,025,000 restricted common stock of the Company, and 1,025,000 share purchase warrants were issued. The warrants expire March 26, 2008.

b)

On March 8, 2006 the Company issued a Convertible Debenture in the amount of $1,300,000, The Debenture bears interest at 6% per annum, and falls due November 1, 2008. The Debenture and accrued interest may be converted at the option of the holder into “Units” of the Company. Each Unit consists of a common share at $1.00 per share and one share purchase warrant to acquire one additional share of the Company at $1.50 per share, expiring two years subsequent to the date of conversion.

Per EITF No, 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features", the beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price ($1.00) and the fair value of the common stock ($1.30) into which the debt is convertible, multiplied by the number of shares (1,300,000) into which the debt is convertible) at the commitment date. A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the debt discount is charged to interest expense at the date of issuance.

7.	Capital Stock
a)	Stock Issuances

On March 27, 2006 at the request of the holder the debenture (Note 6a) and accrued interest of $12,500 was converted into 1,025,000 units of the Company resulting in the issuance of 1,025,000 restricted common shares and 1,025,000 share purchase warrants. The warrants expire March 26, 2008.

On February 14, 2006, the Company completed a private placement of up to 463,333 shares at $0.50 for gross proceeds of $231,666.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
March 31, 2006
Expressed in US Funds

7.	Capital Stock – Continued

b)	Stock Options

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

As at March 31, 2006, options were outstanding for the purchase of common shares as follows:

		Number
	Exercise	Exercisable
Number of	Price per	At March 31,	Expiry
Shares	Share	2006	Date

700,000	$0.50	187,500	November 21, 2010

A summary of changes in stock options for the period ended March 31, 2006 and the year ended December 31, 2005 is presented below:

	March 31, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	700,000	$0.50	-	$-

Granted	-	-	700,000	0.50

Cancelled/Expired	-	-	-	-

Outstanding, end of period	700,000	$0.50	700,000	$0.50

175,000 of these options vested at November 21, 2005. No options vested during the period ended March 31, 2006. Therefore, no stock compensation expense was booked.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
March 31, 2006
Expressed in US Funds

7.	Capital Stock – Continued
c)	Share Purchase Warrants

As at March 31, 2006, share purchase warrants were outstanding for the purchase of common shares as follows:

Number of	Exercise	Expiry
Shares	Price	Date
1,025,000	$0.50	March 27, 2008

The following is a summary of the share purchase warrant activity during the period ended March 31, 2006 and the year ended December 31, 2005:

		March 31, 2006		December 31, 2005
			Weighted		Weighted
		Number	Average	Number	Average
		Of	Exercise	Of	Exercise
		Warrants	Price	Warrants	Price

	Outstanding, beginning of period	-	$-	-	$-

	Issued	1,025,000	0.50	-	-

	Cancelled/Expired	-	-	-	-

	Outstanding, end of period	1,025,000	$0.50	-	$-
d)	Stock Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital. No stock options were granted during the three month period ended March 31, 2006. or the three month period ended March 31, 2005.

8.	Commitments

The Company entered into a consultancy contract with RLC Strategic Capital Management Corp that expires December 31, 2008. RLC Strategic Capital Management Corp is to provide strategic development and financing initiatives for the Company. Over the term of the contract, the Company will pay a contractual fee of $10,000 per month and a transaction fee on any financing equal to 4% of any aggregated financing referred by RLC Strategic and received by the Company.

9.	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current year.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Texola Energy Corporation.

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

Our principal business office is located at Suite 206 – 475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3. Our registered office for service in the State of Nevada is located at Suite 300, 7251 West Lake Mead, Las Vegas, Nevada. The name change was effected with NASDAQ on November 7, 2005 and our common shares became quoted on the OTC Bulletin Board on November 7, 2005 under the new stock symbol of "TXLA".

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

RESULTS OF OPERATIONS

Three Months ended March 31, 2006

As of March 31, 2006, our company had cash of $734,955 and working capital of $622,293. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Acquisition Costs	$800,000
Exploration Costs	$300,000
Employee and Consultant Compensation	$300,000
Professional Fees	$100,000
General and Administrative Expenses	$15,000
Total	$1,515,000

Acquisition Costs

We anticipate incurring acquisition costs relating to our Maverick Springs prospect pursuant to our obligations under the Participation Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation, doing business as Cedar Strat Corporation. In accordance with the terms of the Participation Agreement, we have agreed to pay to Cedar Strat the sum of $10.00 per acre as a "prospect fee". The total number of acres acquired by our company was in excess of 110,000 acres and thus the maximum prospect fee payable to Cedar Strat is $1.1 million.

We paid Cedar Strat a deposit of $100,000 on or about March 3, 2006, when we entered into the Participation Agreement. We made an additional payment of $200,000 on or about March 24, 2006 and a further payment of $100,000 on May 5, 2006 and we are required to pay an additional $300,000 on June 7, 2006. The balance of the prospect fee of $400,000 is payable as follows: (a) $100,000 within 30 days of delivery of a gravity model coinciding with the structural cross section delivered as part of the base prospect fee; (b) an additional $200,000 within 30 days of delivery of a second structural cross section with accompanying gravity model; and (c) $100,000 at the time of well permitting. We do not anticipate that the items set out in (b) and (c) above will be required until after December 31, 2006, but such amounts have been included for budgeting purposes.

We also anticipate incurring acquisition costs relating to our Chinchaga well. We hold a 10% working interest in the Chinchaga 8-24-95-8-W6M well held by Suncor Energy Inc., in the Chinchanga area of Alberta, Canada. We have fully paid our portion of the authorization for expenditure received from Tasman Exploration Ltd., the operator of the well, and we do not expect to incur any additional expenditures in respect of the drilling of the well once drilling is resumed in winter 2006.

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

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next twelve month period to be approximately $100,000.

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

Financing

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during the next twelve month period.

We incurred a loss of $564,981 for the three month period ended March 31, 2006 compared to a loss of $82,257 for the year ended December 31, 2005. As of March 31, 2006 we had a working capital of $622,293 compared to a working capital of $143,345 as of December 31, 2005. We issued two 6% convertible debentures in March 2006 due March 2008 in the aggregate principal amount of $1,300,000. Pursuant to the terms of the convertible debentures, the holder may convert all or any part of the principal outstanding plus any accrued interest into units at a conversion price of $1.00 per unit, each unit consisting of one common share and one share purchase warrant. Each warrant entitles the holder to purchase an additional common share at a price per warrant share of $1.50 for a period of two years commencing on the date of issuance of the warrants. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,515,000. Although we anticipate that the funds received pursuant to the issuance of the convertible debentures will assist in paying our estimated expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2006, we had cash of $734,955 and $125,542 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, interest payable and loans payable. We had working capital of $622,293 as of March 31, 2006.

In March 2006 we issued two 6% convertible debentures for aggregate proceeds of $1,300,000. Although we anticipate that the funds received pursuant to the issuance of the convertible debentures will assist in paying our estimated expenses for the next twelve month period, we will be required to raise additional funds through the issuance of debt or equity securities. There can be no assurance, however, that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Capital Expenditures

As of March 31, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Going Concern

The audited financial statements included with our annual report filed with the Securities and Exchange Commission on April 17, 2006 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

New Accounting Pronouncements

Effective January 1, 2006, our company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, our company accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”.  Our company adopted FAS 123(R) using the modified prospective method, which requires our company to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way our company accounts for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after 15 June 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our company's results of operations or financial position.

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after 15 December 2005. We do not expect the provisions of SFAS 154 will have a significant impact on our results of operations.

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

RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other "forward-looking statements". Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations. While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions, or other future performance suggested herein. We undertake no obligation to update forward-looking statements to reflect events or circumstances occurring after the date of such statements.

Such estimates, projections or other "forward-looking statements" involve various risks and uncertainties as outlined below. We caution readers of this quarterly report that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other "forward-looking statements". In evaluating us, our business and any investment in our business, readers should carefully consider the following factors.

We have had negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $564,981 for the three month period ending March 31, 2006, and accumulative losses of $714,602 since inception to March 31, 2006. As of March 31, 2006 we had working capital of $622,293. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Our Certificate of Incorporation authorizes the issuance of 750,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through March 31, 2006, we have incurred aggregate losses of $714,602. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the development stage. The success of our company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the development stage and potential investors should be aware of the difficulties normally encountered by enterprises in the development stage. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

Due to the speculative nature of the exploration of oil and gas properties, there is substantial risk that our business will fail.

The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditures by our company in connection with locating, acquiring and developing an interest in a mineral or oil and gas property may not provide or contain commercial quantities of reserves.

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

The acquisition of interests in mineral properties involves certain risks. Title to mineral claims and the borders of such claims may be disputed. The leases may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. If it is determined that any of our company's leases are based upon a claim with an invalid title, a disputed border, or subject to a prior right, the balance sheet of our company will be adversely affected and we may not be able to recover damages without incurring expensive litigation costs.

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

On March 8, 2006, we issued a 6% convertible debenture due March 8, 2008 in the principal amount of $730,000 to Bulstrode International Inc. Pursuant to the terms of the convertible debenture, and subject to adjustment, Bulstrode International may convert all or any part of the principal outstanding, plus accrued but unpaid interest thereon, into units at a conversion price of $1.00 per unit, each unit consisting of one common share and one share purchase warrant. Each warrant entitles Bulstrode International to purchase one additional common share at a price per warrant share of $1.50 for a period of two years commencing on the date of issuance of the warrants. The convertible debenture was issued, and the common shares, warrants, and the warrant shares upon conversion or exercise, as applicable, will be issued to Bulstrode International as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

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

On March 24, 2006, effective November 1, 2005, we issued a 6% convertible debenture due November 1, 2008 in the principal amount of $500,000 to Fort Scott Energy Corp. pursuant to the terms of a Finder's Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corp. Pursuant to the terms of the convertible debenture, and subject to adjustment, Fort Scott Energy may convert all or any part of the principal outstanding, plus accrued but unpaid interest thereon, into units at a conversion price of $0.50 per unit, each unit consisting of one common share and one share purchase warrant. Each warrant entitles Fort Scott Energy to purchase one additional common share at a price per warrant share of $0.50 for a period of three years commencing on the date of issuance of the warrants. The convertible debenture was issued, and the common shares, warrants and warrant shares upon conversion or exercise, as applicable, will be issued, to Fort Scott Energy as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended. On March 27, 2006, Fort Scott Energy converted the debenture plus applicable interest into 1,025,000 restricted common shares of our company. We issued the common shares relying on Section 3(a)(9) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
(4)	Instruments Defining Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
(10)	Material Contracts

10.1

Share Purchase Agreement, dated December 31, 2003 between Sound Technology, Inc., Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

10.2	Promissory Note, dated December 31, 2003 from Sound Technology, Inc. (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.3	Subscription Agreement, dated October 14, 2003, between Sound Technology Inc. and Raymond Li (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.4	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Raymond Li (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.5	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Simon Au (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.6	Form of Subscription Agreement between Sound Technology Inc. and each of the following persons (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004):
	Name	Amount of Common Shares Purchased at $0.005 per Share
	Sophie Au	50,000
	Lai Ming Back	30,000
	Michael Poseiro	90,000
	Manny Fong	40,000
	Tsz Choi Chou	60,000
	Shirley Fung	45,000
	Jean Yang	75,000
	Kevin Chu	200,000
	Danny Dere	30,000
	Kenny Li	90,000
	Nelson Tam	40,000
	Albert Lee	70,000
	Michael Too	80,000
	Raymond Too	90,000
	Brenda Too	60,000
	Kevin Fung	200,000
	Nicolas Penn	105,000
	Richard Lee	80,000
	Hei Lai Chan	200,000
	Kwok Hong Yu	90,000
	Awais Khan	65,000
	Linda Fong	110,000
	Ellie Gee	200,000
	Antonio Mastrangelo	40,000
	Chung Yu	140,000
	Lai Chun Too	150,000
	Wayne Douglas	60,000
	Nicolas Chakkour	100,000
	Allan Dere	200,000
	Seng Sorivanh Oudomseng	50,000
	Luc Desjardins	50,000

	Hei Yin Chan	100,000

10.7	Distribution Agreement dated May 15, 2004 between Sound Technology Inc. and Danish Audio Connect (incorporated by reference from our Registration Statement Form SB-2/A filed on June 18, 2004)
10.8	Terms of Use of Internet Secure (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.9	User Agreement for PayPal Service (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.10	Distribution Agreement dated May 27, 2004 between Audiyo Inc. and Raimund Mundorf (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.11	Loan Agreement dated October 1, 2005, between our company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.12	Debt Settlement and Subscription Agreement dated October 15, 2005, between our company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.13	Consulting Agreement dated November 1, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.14	Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.15	Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.16	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.17	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.18	Stock Option and Subscription Agreement dated November 21, 2005, between our company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.19	Form of Subscription Agreement between our company and each of the following persons (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
	Name	Amount of Common Shares Issued
	Dino Minichiello	333,333
	Gale Cox	20,000
	Vincent Paul Mitchell	20,000
	Drew Bonnell	20,000
	Dr. Jamie Walker	20,000
	Barb Turner	50,000

10.20	Finder's Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.21

Joint Participation Agreement for Maverick Springs Elko and White Pine Counties, Nevada dated February 28, 2006, between our company and Chamberlain Exploration Development and Research Stratigraphic Corporation doing business as Cedar Strat Corporation (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)

10.22	Farmout and Option Agreement dated March 7, 2006, between our company and Suncor Energy Inc. (incorporated by reference from our Current Report on Form 8-K on March 24, 2006)**
10.23	Private Placement Subscription Agreement dated March 8, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.24	6% Convertible Note due March 8, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.25	Private Placement Subscription Agreement dated March 9, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.26	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.27	Amendment Agreement dated April 3, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.28	Amended and Restated Agreement dated April 7, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson

* Filed herewith.

**Certain parts of this document have not been disclosed and have been filed separately with the Secretary of the Securities and Exchange Commission, and is subject to a confidential treatment request pursuant to Rule 24b-2 of the United States Securities Exchange Act of 1934, as amended.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXOLA ENERGY CORPORATION

By: /s/ Thornton Donaldson

Thornton Donaldson, President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 15, 2006