Form 10QSB
period 2006-06-30
TEXOLA ENERGY CORP
filed 2006-08-14
CIK 217209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2006

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

604.685.8355
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   31,413,333 common shares issued and outstanding as of August 3, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [	]	No ☒

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2006 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TEXOLA ENERGY CORPORATION

(Formerly Sound Technology, Inc.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Expressed in US Funds

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 1
Interim Balance Sheet
Expressed in US Funds

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$104,391	$211,465
Prepaid expenses	15,030	-
	119,421	211,465
Exploration Advances (Note 4c)	20,737	-
Oil and Gas Properties (Note 4)	1,908,015	525,200
	$2,048,173	$736,665

LIABILITIES
Current
Accounts payable and accrued liabilities	$73,532	$32,920
Interest payable	25,812	5,000
Loans payable (Note 5)	25,200	30,200
	124,544	68,120
Share Subscriptions Received	-	231,666
Convertible Debentures (Note 6)	1,600,000	500,000
	1,724,544	799,786
Continued Operations (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.0001 per share
Issued:
31,413,333 shares (December 31, 2005 – 29,925,000 shares)	4,481	2,993

Additional Paid-in Capital	1,325,049	83,507
Deficit Accumulated During the Exploration Stage	(1,005,901)	(149,621)
	323,629	(63,121)
	$2,048,173	$736,665

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 2
Interim Statements of Stockholders Equity (Deficiency)
For the Period from Inception October 21, 2003 to March 31, 2006
Expressed in US Funds
(Unaudited)

				Deficit
	Common Shares			Accumulated
			Additional	During the	Accumulated
			Paid In	Exploration	Comprehensive	Special
	Shares	Amount	Capital	Stage	Loss	Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$50	$50	$-	$-	$-	$100
Special distribution	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)
Balance - December 31, 2003	500,000	50	50	(3,900)	-	(3,300)	(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	8,990	35,960	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	90,400,000	9,040	36,010	(67,364)	(526)	(3,300)	(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations	(60,500,000)	(6,050)	-	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)
Balance - December 31, 2005	29,925,000	2,993	83,507	(149,621)	-	-	(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Notes 6b and 6c)	-	-	444,000	-	-	-	444,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7a)	463,333	463	231,203	-	-	-	231,666
Stock based compensation			54,864				54,864
Net loss for the period	-	-	-	(856,280)	-	-	(856,280)
	31,413,333	$4,481	$1,325,049	$(1,005,901)	$-	$-	$323,629

The accompanying notes are an integral part of these interim financial statements

6

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 3
Interim Statements of Loss
Expressed in US Funds
(Unaudited)

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended June 30		Six Months Ended June 30		June 30,
	2006	2005	2006	2005	2006
		(Note 2 & 9)		(Notes 2 & 9)	(Note2)

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	10,991	-	10,991	-	10,991
Audit and accounting fees	8,141	3,750	26,700	7,500	46,200
Consulting fees	60,000	-	120,000	3,000	120,000
Communications	4,718	-	8,817	-	8,817
Interest expense - beneficial conversion feature of debenture (Note 6b)	54,000	-	444,000	-	444,000
Foreign exchange (gain) loss	(14,520)	-	(16,136)	-	(14,231)
Interest and bank charges	696	10	1,165	20	1,178
Interest on long term debt (Note 6a)	20,897	-	33,312	-	38,312
Investor relations	33,393	-	63,393	-	63,393
Legal fees	15,127	3,000	27,079	8,000	46,903
Office and miscellaneous	3,704	-	7,560	970	8,857
Stock based compensation	54,864	-	54,864	-	99,864
Transfer agent and filing fees	291	-	1,556	-	7,906
Travel	38,997	-	72,979	-	72,979

Total operating expenses	291,299	6,760	856,280	19,490	955,169

Loss from Continuing Operations	(291,299)	(6,760)	(856,280)	(19,490)	(955,169)

Discontinued Operations
Income (loss) from discontinued operations	-	(2,888)	-	15,916	-

Loss for the Period	$(291,299)	$(9,648)	$(856,280)	$(3,574)	$(955,169)

Basic And Diluted Net Earnings (Loss) Per Common Share	(0.01)	(0.00)	(0.03)	(0.00)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	31,413,333	90,040,000	30,811,123	90,040,000

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4
Interim Statements of Cash Flows
Expressed in US Funds
(Unaudited)

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended June 30		Six Months Ended June 30		June 30,
	2006	2005	2006	2005	2006
		(Note 2 & 9)		(Notes 2 & 9)	(Note2)
Cash Resources Provided By (Used In)

Operating Activities
Income (loss) for the period	$(291,299)	$(9,648)	$(856,280)	$(3,574)	$(955,169)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Stock based compensation	54,864	-	54,864	-	99,864
Interest expense - beneficial conversion feature of debenture (Note 6b)	54,000	-	444,000	-	444,000
Prepaid expenses	(2,150)	-	(15,030)	-	(15,030)
Non-cash interest expense	-	-	12,500	-	12,500
Assets held for resale and discontinued operations	-	(600)	-	(36,988)	-
Accounts payable and accrued liabilities	(21,895)	3,750	40,612	4,000	62,482
Interest payable	20,897		20,812		25,812
Due to related parties	-	19,985	-	39,610	-
Liabilities held for resale and discontinued operations	-	3,488	-	21,432	-

	(185,583)	16,975	(298,522)	24,480	(325,541)
Investing Activity
Explorations advance	337,834	-	(20,737)	-	(20,737)
Acquisition of Oil and Gas property	(1,082,815)	-	(1,382,815)	-	(1,408,015)

	(744,981)	-	(1,403,552)	-	(1,428,752)
Financing Activities
Loans payable	-	-	(5,000)	-	25,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	300,000	-	1,600,000	-	1,600,000

	300,000	-	1,595,000	-	1,856,866

Net Increase (Decrease) in Cash	(630,564)	16,975	(107,074)	24,480	102,573

Cash, Beginning of Period	734,955	10,331	211,465	2,826	1,818

Cash, End of Period	$104,391	$27,306	$104,391	$27,306	$104,391

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4 - Continued
Interim Statements of Cash Flows
Expressed in US Funds
(Unaudited)

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended June 30		Six Months Ended June 30		June 30,
	2006	2005	2006	2005	2006
				(Notes 2 & 9)	(Note2)

Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares	$-	$-	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees	$-	$-	$-	$-	$500,000
Cancellation of capital stock on disposal of subsidiary	$-	$-	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest	$-	$-	$512,000	$-	$512,000
Intrinsic value of the beneficial conversion feature convertible debentures (Note 6b and 6c)	$54,000	$-	$444,000	$-	$444,000
Assets sold on disposal of subsidiary	$-	$-	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary	$-	$-	$-	$-	$(130,187)
Stock compensation expense	$54,864	$-	$54,864	$-	$99,864

Supplementary Cash Flow Disclosures
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the six-month period ended June 30, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

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

During the year ended December 31, 2005, the Company changed its focus toward oil and gas exploration and effective December 31, 2005, completed the transaction disposing of its 100% interest in Audiyo to the former directors. Accordingly, the comparative financial information has been restated to reclassify the assets and liabilities of Audiyo, and the income or loss of Audiyo for the comparative period. The cumulative amounts to date include the results of operations from the date of change of business focus, September 29, 2005 to June 30, 2006

On November 1, 2005, the Company effected a forward split of its issued and outstanding common shares on a 10 for 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001. The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001. All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at June 30, 2006, the Company has a working capital deficit of $5,123 and an accumulated deficit of $1,005,901, of which $955,169 was accumulated since September 29, 2005. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2006.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

2.	Organization and Going Concern - Continued

Going Concern and Liquidity Considerations - Continued

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital for the development of its oil and gas interests, and then attaining profitable operations.

The ability of the Company to raise financing for its exploration activities, amongst other concerns, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty

3.	Significant Accounting Policies

a)	Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2006, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2006, all of the Company’s oil and gas properties were unproven and were excluded from depletion. At June 30, 2006, management believes none of the Company’s unproven oil and gas properties reflected on the balance sheet were impaired.

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

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

4.	Oil and Gas Properties

As at June 30, 2006 and December 31, 2005 the total cost incurred and excluded from amortization are summarized as follows:

	June 30,	December 31,
	2006	2005

Brown County Property (a)
Acquisition costs	$25,200	$25,200

Maverick Springs Property (b)
Financing fees	500,000	500,000
Acquisition costs	1,218,330	-
	1,718,330	500,000
Chinchaga Property (c)
Drilling	164,485	-

	$1,908,015	$525,200

At June 30, 2006, all of the Company’s oil and gas properties are considered unproven.

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

b)	Maverick Springs Property, Nevada, United States

During the year ended December 31, 2005 the Company paid finders fees with a fair value $500,000 by issuing a Convertible Debenture to a related party in regard to a Joint Participation Agreement with Chamberlain Exploration Development and Stratigraphic Corporation (“Cedar Strat”). (Note 6a)

Pursuant to the participation agreement Cedar Strat is to provide certain proprietary information and geological data relating to a prospect area covering approximately 120,000 acres in Nevada. The term of the participation agreement is for 10 years from April 3, 2006, the date the Company acquired the leases in the property area for $518,330.

The participation fee is calculated at a cost of $10.00 per acre multiplied by the total acreage of leases that the Company obtains in the property, with a minimum payment of $700,000 and a maximum payment of $1,100,000.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

4.	Oil and Gas Properties – Continued

b)	Maverick Springs Property, Nevada, United States - Continued

The minimum participation fee (renegotiated) is payable as follows:

(i)	$100,000 upon execution of the agreement (paid);
(ii)	$200,000 on or before March 28, 2006 (paid);
(iii)	$100,000 on or before May 7, 2006 (paid); and
(iv)	$300,000 on or before June 7, 2006 (paid).

If the participation fee exceeds $700,000 then the balance of the fee is payable as follows:

i)	$100,000 within 30 days of delivery of a gravity model coinciding with a structural cross section delivered as part of the base prospect fee;
ii)	$200,000 within 30 days of delivery of a second structural cross section with gravity mode;
iii)	$100,000 at the time of well permitting.

In addition to the above the Company is required to:

i)	commence a drilling program on the property within eighteen months of Cedar Strat completing the comprehensive survey in accordance with the participation agreement;
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

During the six month period ended June 30, 2006, the Company pursuant to a cash call advanced $358,571 ($418,500Cdn) to fund the drilling of an exploratory well. Of this amount $164,485 ($184,680Cdn) was expended in drilling costs, $189,790 ($210,600Cdn) was returned to the Company as excess cash calls, and at June 30, 2006, $20,737 ($23,220Cdn); (2005 - $Nil) remained advanced to an unrelated party for planned future exploration expenditures on the Chinchaga property.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

5.	Loans Payable

Loans payable consist of loans made by unrelated parties to the Company. The loans are unsecured, non-interest bearing and fall due on October 31, 2006.

6.	Convertible Debentures

a)

On November 1, 2005, pursuant to a finders’ fee arrangement (Note 4b) the Company issued a Convertible Debenture in the amount of $500,000. The Debenture bears interest at 6% per annum, and falls due November 1, 2008. The Debenture and accrued interest may be converted at the option of the holder into “Units” of the Company. Each Unit consists of a common share at $0.50 per share and one share purchase warrant to acquire one additional share of the Company at $0.50 per share, expiring two years subsequent to the date of conversion.

On March 27, 2006 at the request of the holder the debenture and accrued interest of $12,500 was converted into 1,025,000 common stock of the Company, and 1,025,000 share purchase warrants were issued. The warrants expire March 26, 2008.

b)

On March 8, 2006, the Company issued a Convertible Debenture in the amount of $1,300,000, The Debenture bears interest at 6% per annum, and falls due November 1, 2008. The Debenture and accrued interest may be converted at the option of the holder into “Units” of the Company. Each Unit consists of a common share at $1.00 per share and one share purchase warrant to acquire one additional share of the Company at $1.50 per share, expiring two years subsequent to the date of conversion.

c)

On May 10, 2006, the Company issued a Convertible Debenture in the amount of $300,000. The Debenture bears interest at 8% per annum, and falls due May 10, 2008. Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $1.00 or the market price of the common stock at the time of conversion.

Per EITF No, 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features", the beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible) at the commitment date. A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the debt discount is charged to interest expense at the date of issuance.

During the three month and six month periods ended June 30, 2006 interest expense relating to the beneficial conversion feature of the debentures of $54,000 and $444,000 respectively was recorded in these interim financial statements

7.	Capital Stock

a)	Stock Issuances

On March 27, 2006 at the request of the holder the debenture (Note 6a) and accrued interest of $12,500 was converted into 1,025,000 units of the Company resulting in the issuance of 1,025,000 shares and 1,025,000 share purchase warrants. The warrants expire March 26, 2008.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

7.	Capital Stock – Continued

a)	Stock Issuances - Continued

On February 14, 2006, the Company completed a private placement of up to 463,333 shares at $0.50 for gross proceeds of $231,666, which was disclosed as share subscriptions received in the December 31, 2005 financial statements.

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

As at June 30, 2006, options were outstanding for the purchase of common shares as follows:

		Number
	Exercise	Exercisable
Number of	Price per	At June 30,	Expiry
Shares	Share	2006	Date

700,000	$ 0.50	350,000	November 21, 2010

A summary of changes in stock options for the six month period ended June 30, 2006 and the year ended December 31, 2005 is presented below:

	June 30, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	700,000	$0.50	-	$-

Granted	-	-	700,000	0.50

Cancelled/Expired	-	-	-	-

Outstanding, end of period	700,000	$0.50	700,000	$0.50

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

7.	Capital Stock - Continued

b)	Stock Options - Continued

Of these options 175,000 vested at November 21, 2005, and 175,000 vested on May 21, 2006. Stock based compensation expense booked during the six months ended June 30, 2006 period comprises $45,000 for options vesting and $9,836 for stock based compensation expense accruing to the option holders.

c)	Share Purchase Warrants

As at June 30, 2006, share purchase warrants were outstanding for the purchase of common shares as follows

Number of	Exercise	Expiry
Shares	Price	Date

1,025,000	$ 0.50	March 27, 2008

The following is a summary of the share purchase warrant activity during the six month period ended June 30, 2006 and the year ended December 31, 2005:

	June 30, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	-	$-	-	$-

Issued	1,025,000	0.50	-	-

Cancelled/Expired	-	-	-	-

Outstanding, end of period	1,025,000	$0.50	-	$-

d)	Stock Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital. No stock options were granted during the six month period ended June 30, 2006. or the six month period ended June 30, 2005.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

7.	Capital Stock - Continued

d)	Stock Based Compensation – (Continued)

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital. No stock options were granted during the six month period ended June 30, 2006. or the six month period ended June 30, 2005.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Risk free interest rate	n/a	3.77%
Expected life	n/a	3.00
Expected volatility	n/a	76.00%
Expected dividend yield	n/a	-
Weighted average of fair value of options granted	n/a	$0.50

8.	Commitments

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

17

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

In addition to the exploration and development of our existing three property interests, we intend to acquire additional oil and gas interests in the future. Management believes that the future growth of our company will primarily occur through the acquisition of additional oil and gas properties following extensive due diligence by our company. However, we may elect to proceed through collaborative agreements and joint ventures in order to share expertise and reduce operating costs with other experts in the oil and gas industry.

The analysis of new property interests will be undertaken by or under the supervision of our management and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties remain available for acquisition purposes.

RESULTS OF OPERATIONS

Three Months ended June 30, 2006

As of June 30, 2006, our company had cash of $104,391 and a working capital deficiency of $5,123. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Acquisition Costs	$800,000
Exploration Costs	$300,000
Employee and Consultant Compensation	$300,000
Professional Fees	$100,000
General and Administrative Expenses	$15,000
Total	$1,515,000

Acquisition Costs

We anticipate incurring acquisition costs relating to our Maverick Springs prospect pursuant to our obligations under the Participation Agreement with Chamberlain Exploration Development and Research Stratigraphic Corporation, doing business as Cedar Strat Corporation. In accordance with the terms of the Participation Agreement, we have agreed to pay to Cedar Strat the sum of $10.00 per acre as a "prospect fee". The total number of acres acquired by our company was in excess of 110,000 acres and thus the maximum prospect fee payable to Cedar Strat is $1.1 million. The term of the Participation Agreement is for ten years from April 3, 2006, the date we acquired the leases in the property area for $518,330.

We paid Cedar Strat a deposit of $100,000 on or about March 3, 2006, when we entered into the Participation Agreement. We made an additional payment of $200,000 on or about March 24, 2006, a payment of $100,000 on May 5, 2006 and a further payment of $300,000 on June 7, 2006. The balance of the prospect fee of $400,000 is payable as follows: (a) $100,000 within 30 days of delivery of a gravity model coinciding with the structural cross section delivered as part of the base prospect fee; (b) an additional $200,000 within 30 days of delivery of a second structural cross section with accompanying gravity model; and (c) $100,000 at the time of well permitting. We do not anticipate that the items set out in (b) and (c) above will be required until after December 31, 2006, but such amounts have been included for budgeting purposes.

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

We also anticipate incurring exploration costs relating to our Chinchaga well. We hold a 10% working interest in the Chinchaga 8-24-95-8-W6M well held by Suncor Energy in the Chinchanga area of Alberta, Canada. We have paid our portion of the authorization for expenditure received from Tasman Exploration, the operator of the well, and we do not expect to incur any additional expenditures in respect of the drilling of the well once drilling is resumed in winter 2006.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.

We estimate that our consultant compensation expenses for the next twelve month period will be approximately $300,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next twelve month period to be approximately $100,000.

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

We incurred a loss of $291,299 for the three month period ended June 30, 2006 compared to a loss of $9,648 for the three month period ended June 30, 2005. As of June 30, 2006, we had a working capital deficiency of $5,123 compared to a working capital of $143,345 as of December 31, 2005. We issued an 8% convertible debenture on May 10, 2006 in the principle amount of $300,000. Pursuant to the terms of the convertible debenture, the holder may convert all or any part of the principal outstanding plus any accrued interest into shares of our common stock at a conversion price per share equal to the lower of $1.00 or the closing price of our common shares on the date of conversion as listed on a principal market as quoted by Bloomberg LP. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,515,000. As we had cash of $104,391 as at June 30, 2006, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to cover our estimated operating expenses during the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash of $104,391 and $124,544 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, interest payable and loans payable. We had a working capital deficiency of $5,123 as of June 30, 2006.

On May 10, 2006, we issued an 8% convertible debenture for proceeds of $300,000. We will be required to raise additional funds through the issuance of debt or equity securities in order to cover our estimated operating expenses for the next twelve month period. There can be no assurance, however, that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Capital Expenditures

As of June 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes,” and supersedes FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements – an amendment of APB Opinion No. 28.” SFAS 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, SFAS 154 requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to all prior periods, SFAS 154 requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable. SFAS 154 shall be effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not expect the provisions of SFAS 154 will have a significant impact on our results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on our company’s results of operations or financial position.

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

We have had negative cash flows from operations and if we are not able to continue to obtain further financing, our business operations may fail.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $291,299 for the three month period ended June 30, 2006, and accumulative losses of $1,005,901 since inception to June 30, 2006. As of June 30, 2006, we had a working capital deficiency of $5,123. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through June 30, 2006, we have incurred aggregate losses of $1,005,901. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being June 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief Financial

Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our company's reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our President (who is acting as our Chief Executive Officer and Chief Financial Officer) as appropriate, to allow timely decisions regarding required disclosure.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On May 10, 2006, we issued an 8% convertible debenture due May 10, 2008 in the principal amount of $300,000 to Bulstrode International Inc. Pursuant to the terms of the convertible debenture, Bulstrode International may convert all and any part of the principal outstanding, plus accrued but unpaid interest thereon, into shares of our common stock at a conversion price per share equal to the lower of $1.00 or the closing price of our common stock on the date of conversion as listed on a principal market as quoted by Bloomberg LP. The convertible debenture was issued, and the common shares upon conversion will be issued to Bulstrode International as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction relying on Regulation S and/or section 4(2) of the Securities Act of 1933, as amended.

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

10.2	Promissory Note, dated December 31, 2003 from Sound Technology, Inc. (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.3	Subscription Agreement, dated October 14, 2003, between Sound Technology Inc. and Raymond Li (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.4	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Raymond Li (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.5	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Simon Au (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.6	Form of Subscription Agreement between Sound Technology Inc. and each of the following persons (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004):
	Name	Amount of Common Shares Purchased at $0.005 per Share
	Sophie Au	50,000
	Lai Ming Back	30,000
	Michael Poseiro	90,000
	Manny Fong	40,000
	Tsz Choi Chou	60,000
	Shirley Fung	45,000
	Jean Yang	75,000

	Kevin Chu	200,000
	Danny Dere	30,000
	Kenny Li	90,000
	Nelson Tam	40,000
	Albert Lee	70,000
	Michael Too	80,000
	Raymond Too	90,000
	Brenda Too	60,000
	Kevin Fung	200,000
	Nicolas Penn	105,000
	Richard Lee	80,000
	Hei Lai Chan	200,000
	Kwok Hong Yu	90,000
	Awais Khan	65,000
	Linda Fong	110,000
	Ellie Gee	200,000
	Antonio Mastrangelo	40,000
	Chung Yu	140,000
	Lai Chun Too	150,000
	Wayne Douglas	60,000
	Nicolas Chakkour	100,000
	Allan Dere	200,000
	Seng Sorivanh Oudomseng	50,000
	Luc Desjardins	50,000
	Hei Yin Chan	100,000

10.7	Distribution Agreement dated May 15, 2004 between Sound Technology Inc. and Danish Audio Connect (incorporated by reference from our Registration Statement Form SB-2/A filed on June 18, 2004)
10.8	Terms of Use of Internet Secure (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.9	User Agreement for PayPal Service (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.10	Distribution Agreement dated May 27, 2004 between Audiyo Inc. and Raimund Mundorf (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.11	Loan Agreement dated October 1, 2005, between our company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.12	Debt Settlement and Subscription Agreement dated October 15, 2005, between our company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.13	Consulting Agreement dated November 1, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.14	Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.15	Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.16	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.17	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.18	Stock Option and Subscription Agreement dated November 21, 2005, between our company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.19	Form of Subscription Agreement between our company and each of the following persons (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
	Name	Amount of Common Shares Issued
	Dino Minichiello	333,333
	Gale Cox	20,000
	Vincent Paul Mitchell	20,000
	Drew Bonnell	20,000
	Dr. Jamie Walker	20,000
	Barb Turner	50,000
10.20	Finder’s Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.21

Joint Participation Agreement for Maverick Springs Elko and White Pine Counties, Nevada dated February 28, 2006, between our company and Chamberlain Exploration Development and Research Stratigraphic Corporation doing business as Cedar Strat Corporation (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)

10.22	Farmout and Option Agreement dated March 7, 2006, between our company and Suncor Energy Inc. (incorporated by reference from our Current Report on Form 8-K on March 24, 2006)**
10.23	Private Placement Subscription Agreement dated March 8, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.24	6% Convertible Note due March 8, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.25	Private Placement Subscription Agreement dated March 9, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.26	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.27	Amendment Agreement dated April 3, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.28	Amended and Restated Agreement dated April 7, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.29*	Private Placement Subscription Agreement dated May 10, 2006, between our company and Bulstrode International Inc.
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson

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

August 14, 2006