Form 10QSB
period 2006-09-30
TEXOLA ENERGY CORP
filed 2006-11-14
CIK 217209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  September 30, 2006

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

604.685.2300
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,413,333 common shares issued and outstanding as of October 31, 2006

Transitional Small Business Disclosure Format (Check one):	Yes [ ]	No ☒

2

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

TEXOLA ENERGY CORPORATION

(Formerly Sound Technology, Inc.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Expressed in US Funds

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 1
Interim Balance Sheet
Expressed in US Funds

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS
Current
Cash	$53,889	$211,465
Prepaid expenses	14,195	-
	68,084	211,465
Exploration Advances (Note 4c)	13,026	-
Oil and Gas Properties (Note 4)	2,167,720	525,200
	$2,248,830	$736,665

LIABILITIES
Current
Accounts payable and accrued liabilities	$14,781	$32,920
Interest payable	53,171	5,000
Loans payable (Note 5)	25,200	30,200
Convertible Debenture, current portion (Note 6d)	400,000	-
	493,152	68,120
Share Subscriptions Received	-	231,666
Convertible Debentures (Notes 6a, 6b & 6c)	1,600,000	500,000
	2,093,152	799,786
Continued Operations (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.0001 per share
Issued:
31,413,333 shares (December 31, 2005 – 29,925,000 shares)	4,481	2,993

Additional Paid-in Capital	1,397,398	83,507
Deficit Accumulated During the Exploration Stage	(1,246,201)	(149,621)
	155,678	(63,121)
	$2,248,830	$736,665

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 2
Interim Statements of Stockholders Equity (Deficiency)
For the Period from Inception October 21, 2003 to September 30, 2006
Expressed in US Funds
(Unaudited)

				Deficit
	Common Shares			Accumulated
			Additional	During the	Accumulated
			Paid In	Exploration	Comprehensive	Special
	Shares	Amount	Capital	Stage	Loss	Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$50	$50	$-	$-	$-	$100
Special distribution	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)
Balance - December 31, 2003	500,000	50	50	(3,900)	-	(3,300)	(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	8,990	35,960	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	90,400,000	9,040	36,010	(67,364)	(526)	(3,300)	(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations	(60,500,000)	(6,050)	-	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)
Balance - December 31, 2005	29,925,000	2,993	83,507	(149,621)	-	-	(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Note 6e)	-	-	494,000	-	-	-	494,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7a)	463,333	463	231,203	-	-	-	231,666
Stock based compensation			77,213				77,213
Net loss for the period	-	-	-	(1,096,580)	-	-	(1,096,580)
Balance - September 30, 2006	31,413,333	$4,481	$1,397,398	$(1,246,201)	$-	$-	$155,678

The accompanying notes are an integral part of these interim financial statements

7

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 3
Interim Statements of Loss
Expressed in US Funds
(Unaudited)

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended September 30		Nine Months Ended September 30		September 30,
	2006	2005	2006	2005	2006
		(Note 9)		(Notes 2 & 9)	(Note2)

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	18,939	-	29,930	-	29,930
Audit and accounting fees	7,767	5,500	34,467	13,000	53,967
Consulting fees	60,000	9,000	180,000	12,000	180,000
Communications	6,554	-	15,371	-	15,371
Interest expense - beneficial conversion feature of debenture (Note 6e)	50,000	-	494,000	-	494,000
Foreign exchange (gain) loss	(380)	2,973	(16,516)	2,973	(14,611)
Interest and bank charges	202	-	1,367	20	1,380
Interest on long term debt	27,359	-	60,671	-	65,671
Investor relations	30,000	-	93,393	-	93,393
Legal fees	3,917	2,200	30,996	10,200	50,820
Office and miscellaneous	669	-	8,229	970	9,526
Stock based compensation	22,349	-	77,213	-	122,213
Transfer agent and filing fees	410	-	1,966	-	8,316
Travel	12,514	-	85,493	-	85,493

Total operating expenses	240,300	19,673	1,096,580	39,163	1,195,469

Loss from Continuing Operations	(240,300)	(19,673)	(1,096,580)	(39,163)	(1,195,469)

Discontinued Operations
Income from discontinued operations	-	5,288	-	21,204	-

Loss for the Period	$(240,300)	$(14,385)	$(1,096,580)	$(17,959)	$(1,195,469)

Basic And Diluted Net (Loss) Per Common Share	(0.01)	(0.00)	(0.04)	(0.00)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	31,413,333	90,040,000	31,014,066	90,040,000

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4
Interim Statements of Cash Flows
Expressed in US Funds
(Unaudited)

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended September 30		Nine Months Ended September 30		September 30,
	2006	2005	2006	2005	2006
		(Note 9)		(Notes 2 & 9)	(Note2)
Cash Resources Provided By (Used In)

Operating Activities
Loss for the period	$(240,300)	$(14,385)	$(1,096,580)	$(17,959)	$(1,195,469)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Stock based compensation	22,349	-	77,213	-	122,213
Interest expense - beneficial conversion feature of debenture (Note 6e)	50,000	-	494,000	-	494,000
Prepaid expenses	835	-	(14,195)	-	(14,195)
Non-cash interest expense	-	-	12,500	-	12,500
Assets held for resale and discontinued operations	-	9,159	-	(27,829)	-
Accounts payable and accrued liabilities	(58,751)	(7,000)	(18,139)	(3,000)	3,731
Interest payable	27,359		48,171		53,171
Due to related parties	-	-	-	39,610	-
Liabilities held for resale and discontinued operations	-	(974)	-	20,458	-

	(198,508)	(13,200)	(497,030)	11,280	(524,049)
Investing Activities
Explorations advance	7,711	-	(13,026)	-	(13,026)
Acquisition of Oil and Gas property	(307,767)	-	(1,690,582)	-	(1,715,782)
Proceeds on sale of share of Oil and Gas property	48,062	-	48,062	-	48,062

	(251,994)	-	(1,655,546)	-	(1,680,746)
Financing Activities
Loans payable	-	-	(5,000)	-	25,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	400,000	-	2,000,000	-	2,000,000

	400,000	-	1,995,000	-	2,256,866

Net Increase (Decrease) in Cash	(50,502)	(13,200)	(157,576)	11,280	52,071

Cash, Beginning of Period	104,391	27,306	211,465	2,826	1,818

Cash, End of Period	$53,889	$14,106	$53,889	$14,106	$53,889

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4 - Continued
Interim Statements of Cash Flows
Expressed in US Funds
(Unaudited)

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended September 30		Nine Months Ended September 30		September 30,
	2006	2005	2006	2005	2006
		(Note 9)		(Notes 2 & 9)	(Note2)

Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares	$-	$-	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees	$-	$-	$-	$-	$500,000
Cancellation of capital stock on disposal of subsidiary	$-	$-	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest	$-	$-	$512,000	$-	$512,000
Intrinsic value of the beneficial conversion feature convertible debentures (Note 6e)	$50,000	$-	$494,000	$-	$494,000
Assets sold on disposal of subsidiary	$-	$-	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary	$-	$-	$-	$-	$(130,187)
Stock compensation expense	$22,349	$-	$77,213	$-	$122,213

Supplementary Cash Flow Disclosures
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

10

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
September 30, 2006
Expressed in US Funds

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-KSB for the fiscal year ended December 31, 2005. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2005, has been omitted. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of results for the entire year ending December 31, 2006.

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

During the year ended December 31, 2005, the Company changed its focus toward oil and gas exploration and effective December 31, 2005, completed the transaction disposing of its 100% interest in Audiyo to the former directors. Accordingly, the comparative financial information has been restated to reclassify the assets and liabilities of Audiyo, and the income or loss of Audiyo for the comparative period. The cumulative amounts to date include the results of operations from the date of change of business focus, September 29, 2005 to September 30, 2006

On November 1, 2005, the Company effected a forward split of its issued and outstanding common shares on a 10 for 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001. The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001. All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2006, the Company has a working capital deficit of $425,068 and an accumulated deficit of $1,246,201, of which $1,195,469 was accumulated since September 29, 2005. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2006.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
September 30, 2006
Expressed in US Funds

2.	Organization and Going Concern - Continued

Going Concern and Liquidity Considerations - Continued

The ability of the Company to emerge from the exploration stage is dependent upon the Company’s successful efforts to raise sufficient capital for the development of its oil and gas interests, and then attaining profitable operations.

The ability of the Company to raise financing for its exploration activities, amongst other concerns, raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

3.	Significant Accounting Policies
a)	Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2006, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of September 30, 2006, all of the Company’s oil and gas properties were unproven and were excluded from depletion. At September 30, 2006, management believes none of the Company’s unproven oil and gas properties reflected on the balance sheet were impaired.

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

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
September 30, 2006
Expressed in US Funds

4.	Oil and Gas Properties

As at September 30, 2006 and December 31, 2005 the total cost incurred and excluded from amortization are summarized as follows:

	September 30,	December 31,
	2006	2005

Brown County Property (a)
Acquisition costs	$25,200	$25,200

Maverick Springs Property (b)
Financing fees	500,000	500,000
Acquisition costs	1,518,330	-
	2,018,330	500,000
Chinchaga Property (c)
Drilling	124,190	-

	$2,167,720	$525,200

At September 30, 2006, all of the Company’s oil and gas properties are considered unproven.

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

b)	Maverick Springs Property, Nevada, United States

During the year ended December 31, 2005, the Company paid finders fees with a fair value of $500,000 by issuing a Convertible Debenture to a related party in regard to a Joint Participation Agreement with Chamberlain Exploration Development and Stratigraphic Corporation (“Cedar Strat”). (Note 6a)

Pursuant to the participation agreement Cedar Strat is to provide certain proprietary information and geological data relating to a prospect area covering approximately 120,000 acres in Nevada. The term of the participation agreement is for 10 years from April 3, 2006, the date the Company acquired the leases in the property area for $518,330.

The participation fee is calculated at a cost of $10.00 per acre multiplied by the total acreage of the leases that the Company obtains in the property, with a minimum payment of $700,000 and a maximum payment of $1,100,000.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
September 30, 2006
Expressed in US Funds

4.	Oil and Gas Properties – Continued
b)	Maverick Springs Property, Nevada, United States - Continued

The minimum participation fee (renegotiated) is payable as follows:

i)	$100,000 upon execution of the agreement (paid);
ii)	$200,000 on or before March 28, 2006 (paid);
iii)	$100,000 on or before May 7, 2006 (paid); and
iv)	$300,000 on or before June 7, 2006 (paid).

If the participation fee exceeds $700,000 then the balance of the fee is payable as follows:

i)	$100,000 within 30 days of delivery of a gravity model coinciding with a structural cross section delivered as part of the base prospect fee (paid);
ii)	$200,000 within 30 days of delivery of a second structural cross section with gravity mode (paid)
iii)	$100,000 at the time of well permitting.

In addition to the above the Company is required to:

i)	commence a drilling program on the property within eighteen months of Cedar Strat completing the comprehensive survey in accordance with the participation agreement;
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

The Company together with 5 partners (the “Group”) entered into a farmout arrangement for the Chinchaga property with Suncor Energy Inc. of Calgary, Alberta. Pursuant to the arrangement the Group will participate with a 100% working interest in the cost to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor Energy Inc. On completion of the first well the group will earn a 100% working interest in approximately 7,000 acres and will have the option to drill a second well in 2007 on the remaining lands. Suncor Energy Inc. will retain a 12.5% gross overriding royalty in the lands.

The Company is a minority partner with a 10% working interest.

To finance the Companys’ obligations with respect to the project the Company issued a Convertible Debenture in the amount of $1,300,000 (Note 6b).

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
September 30, 2006
Expressed in US Funds

4.	Oil and Gas Properties – Continued
c)	Chinchaga Property, Alberta, Canada

During the nine month period ended September 30, 2006, the Company pursuant to a cash call advanced $358,571 ($418,500Cdn) to fund the drilling of an exploratory well. Of this amount $189,790 ($210,600Cdn) was returned to the Company as excess cash calls. The Company sold 25.93% of its 13.5% interest in the farmout arrangement to Energy Resource Royalty Corp., a private company, for $48,062 ($53,900Cdn). The Company also realized a foreign exchange gain of $16,497 due to the refund of excess cash calls, resulting in a net investment in the property of $137,216 ($154,000Cdn).

As of September 30, 2006 (net of sale proceeds) $124,190 ($139,493Cdn) was expended in drilling costs and $13,026 ($14,507Cdn);(2005 - $Nil) remained advanced to an unrelated party for planned future exploration expenditures on the Chinchaga property.

5.	Loans Payable

Loans payable consist of loans made by unrelated parties to the Company. The loans are unsecured, non-interest bearing and fall due on October 31, 2007.

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

On March 27, 2006, at the request of the holder the debenture and accrued interest of $12,500 was converted into 1,025,000 common stock of the Company, and 1,025,000 share purchase warrants were issued. The warrants expire March 26, 2008.

b)

On March 8, 2006, the Company issued a Convertible Debenture in the amount of $1,300,000. The Debenture bears interest at 6% per annum, and falls due November 1, 2008. The Debenture and accrued interest may be converted at the option of the holder into “Units” of the Company. Each Unit consists of a common share at $1.00 per share and one share purchase warrant to acquire one additional share of the Company at $1.50 per share, expiring two years subsequent to the date of conversion.

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

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
September 30, 2006
Expressed in US Funds

6.	Convertible Debentures – Continued
d)

On September 1, 2006, the Company issued a Convertible Debenture in the amount of $400,000. The Debenture bears interest at 8% per annum, and falls due September 1, 2007. The Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $0.80 or 90% of the market price of the common stock at the time of conversion.

e)

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

During the three month and nine month periods ended September 30, 2006 interest expense relating to the beneficial conversion feature of the debentures of $50,000 and $494,000 respectively was recorded in these interim financial statements

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

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
September 30, 2006
Expressed in US Funds

7.	Capital Stock - Continued
b)	Stock Options - Continued

As at September 30, 2006, options were outstanding for the purchase of common shares as follows:

		Number
	Exercise	Exercisable
Number of	Price per	At September 30,	Expiry
Shares	Share	2006	Date

700,000	$0.50	350,000	November 21, 2010

A summary of changes in stock options for the nine month period ended September 30, 2006 and the year ended December 31, 2005 is presented below:

	September 30, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Shares	Price	Shares	Price

Outstanding, beginning of period	700,000	$0.50	-	$-

Granted	-	-	700,000	0.50

Cancelled/Expired	-	-	-	-

Outstanding, end of period	700,000	$0.50	700,000	$0.50

Of these options, 175,000 vested at November 21, 2005, and 175,000 vested on May 21, 2006. Stock based compensation expense booked during the nine months ended September 30, 2006 comprises $45,000 for options vested and $32,185 for stock based compensation expense accruing to the option holders.

c)	Share Purchase Warrants

As at September 30, 2006, share purchase warrants were outstanding for the purchase of common shares as follows

Number of	Exercise	Expiry
Shares	Price	Date

1,025,000	$0.50	March 27, 2008

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
September 30, 2006
Expressed in US Funds

7.	Capital Stock - Continued
c)	Share Purchase Warrants - Continued

The following is a summary of the share purchase warrant activity during the nine month period ended September 30, 2006 and the year ended December 31, 2005:

	September 30, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	-	$-	-	$-

Issued	1,025,000	0.50	-	-

Cancelled/Expired	-	-	-	-

Outstanding, end of period	1,025,000	$0.50	-	$-

d)	Stock Based Compensation - Continued

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital. No stock options were granted during the nine month period ended September 30, 2006 or the nine month period ended September 30, 2005.

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
September 30, 2006
Expressed in US Funds

9.	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current period.

19

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

Our unaudited interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our unaudited interim financial statements and the related notes that appear elsewhere in this quarterly report.

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our company and the terms "we", "us" and "our" mean Texola Energy Corporation.

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on October 14, 2003 under the name Sound Technology, Inc. On September 29, 2005, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change through a merger with our subsidiary. On October 24, 2005, we merged our subsidiary with and into our company, with our company continuing on as the surviving corporation under the name Texola Energy Corporation. Our name change was effected with NASDAQ on November 7, 2005 and our common shares became quoted on the OTC Bulletin Board on November 7, 2005 under the new stock symbol of "TXLA". In addition, on October 26, 2005 we effected a ten (10) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock to 750,000,000 shares of common stock.

Our principal business office is located at Suite 206 – 475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3. Our registered office for service in the State of Nevada is located at Suite 300, 7251 West Lake Mead, Las Vegas, Nevada.

From our incorporation until November 2005, we were an audio component retailer. We supplied audio products to the audio do-it-yourself and original equipment manufacturer markets. We retailed and distributed components to the original equipment manufacturer market and the end user of the purchased product who may wish to construct, upgrade or replace their existing audio equipment.

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2006

As of September 30, 2006, our company had cash of $53,889 and a working capital deficiency of $425,068. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

We paid Cedar Strat a deposit of $100,000 on or about March 3, 2006, when we entered into the Participation Agreement. We made an additional payment of $200,000 on or about March 24, 2006, a payment of $100,000 on May 7, 2006 and a further payment of $300,000 on June 7, 2006. The balance of the prospect fee of $400,000 is payable as follows: (a) $100,000 within 30 days of delivery of a gravity model coinciding with the structural cross section delivered as part of the base prospect fee, which we paid during the quarter ended September 30, 2006; (b) an additional $200,000 within 30 days of delivery of a second structural cross section with accompanying gravity model, which we paid during the quarter ended September 30, 2006; and (c) $100,000 at the time of well permitting. We do not anticipate that the items set out in (b) and (c) above will be required until after December 31, 2006, but such amounts have been included for budgeting purposes.

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

We incurred a loss of $240,300 for the three month period ended September 30, 2006 compared to a loss of $14,385 for the three month period ended September 30, 2005. As of September 30, 2006, we had a working capital deficiency of $425,068 compared to a working capital of $143,345 as of December 31, 2005. We issued an 8% convertible debenture on September 1, 2006 in the principle amount of $400,000. Pursuant to the terms of the convertible debenture, the holder may convert all or any part of the principal outstanding plus any accrued interest into shares of our common stock at a conversion price per share equal to the lower of: (i) $0.80; or (ii) 90% of the closing price of our common shares on the date of conversion as listed on a principal market as quoted by Bloomberg LP. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,515,000. As we had cash of $53,889 as at September 30, 2006, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to cover our estimated operating expenses during the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash of $53,889 and $493,152 in current liabilities. The current liabilities consisted of accounts payable, accrued liabilities, interest payable, loans payable and the current portion of our convertible debenture. We had a working capital deficiency of $425,068 as of September 30, 2006.

On September 1, 2006, we issued an 8% convertible debenture for proceeds of $400,000. We will be required to raise additional funds through the issuance of debt or equity securities in order to cover our estimated operating expenses for the next twelve month period. There can be no assurance, however, that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates.

Capital Expenditures

As of September 30, 2006, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

Off-Balance Sheet Arrangements

Our company has no outstanding derivative financial instruments, off-balance sheet guarantees, interest rate swap transactions or foreign currency contracts. Our company does not engage in trading activities involving non-exchange traded contracts.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $240,300 for the three month period ended September 30, 2006, and accumulative losses of $1,246,201 since inception to September 30, 2006. As of September 30, 2006, we had a working capital deficiency of $425,068. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. Because our operations have been primarily financed through the sale of equity securities, a decline in the price of our common stock could be especially detrimental to our liquidity and our continued operations. Any reduction in our ability to raise equity capital in the future would force us to reallocate funds from other planned uses and would have a significant negative effect on our business plans and operations, including our ability to explore and develop new properties and continue our exploration and development of our current property interests. If our stock price declines, we may not be able to raise additional capital or generate funds from operations sufficient to meet our obligations.

If we issue additional shares in the future this may result in dilution to our existing stockholders.

We are authorized to issue 750,000,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital of our company. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our company.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through September 30, 2006, we have incurred aggregate losses of $1,246,201. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

The acquisition of oil and gas interests involve many risks and disputes as to the title of such interests will result in a material adverse effect on our company.

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

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted, and no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages which it may elect not to insure against due to prohibitive premium costs and other reasons. To date, we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in the future and this may affect our ability to expand or maintain our operations.

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

Thornton Donaldson presently spends approximately 25% of his business time on business management services for our company and retains the necessary consultants to assist in the development of our properties on an as needed basis. Management has determined that Mr. Donaldson spends a reasonable amount of time in pursuit of our company's interests. Due to the time commitments from Mr. Donaldson's other business interests, however, Mr. Donaldson may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Mr. Donaldson's other business interests. To mitigate any such interruption, we are currently seeking to add additional management and will also continue to retain the necessary consultants in future exploration activities.

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

Item 3. Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the period covered by this report, being September 30, 2006, we have carried out an evaluation of the effectiveness of the design and operation of our company's disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our President (who is acting as our Chief Executive Officer and Chief

Financial Officer). Based upon that evaluation, our President (who is acting as our Chief Executive Officer and Chief Financial Officer) concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report. There have been no changes in our internal controls over financial reporting that occurred during the period covered by this report that have materially affected, or are reasonably likely to materially affect our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective September 1, 2006, we issued an 8% convertible debenture due September 1, 2007 in the principal amount of $400,000 to Edloe Holding Corp. Pursuant to the terms of the convertible debenture, Edloe Holding may convert all or a portion of the principal outstanding, plus accrued interest therein, into shares of our common stock at a conversion price equal to the lower of: (i) $0.80; or (ii) 90% of the closing price of our common stock on the date of conversion as listed on the principal market as quoted by Bloomberg L.P. The convertible debenture was issued, and the common shares upon conversion will be issued to Edloe Holding as a non-U.S. person (as that term is defined in Regulation S of the Securities Act of 1933, as amended), in an offshore transaction in reliance on Regulation S and/or Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
(4)	Instruments Defining Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
(10)	Material Contracts
10.1	Loan Agreement dated October 1, 2005, between our company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.2	Debt Settlement and Subscription Agreement dated October 15, 2005, between our company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.3	Consulting Agreement dated November 1, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.4	Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.5	Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.6	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.7	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.8	Stock Option and Subscription Agreement dated November 21, 2005, between our company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.9	Form of Subscription Agreement between our company and each of the following persons (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)

	Name	Amount of Common Shares Issued
	Dino Minichiello	333,333
	Gale Cox	20,000
	Vincent Paul Mitchell	20,000
	Drew Bonnell	20,000
	Dr. Jamie Walker	20,000
	Barb Turner	50,000
10.10	Finder’s Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.11

Joint Participation Agreement for Maverick Springs Elko and White Pine Counties, Nevada dated February 28, 2006, between our company and Chamberlain Exploration Development and Research Stratigraphic Corporation doing business as Cedar Strat Corporation (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)

10.12	Farmout and Option Agreement dated March 7, 2006, between our company and Suncor Energy Inc. (incorporated by reference from our Current Report on Form 8-K on March 24, 2006)**
10.13	Private Placement Subscription Agreement dated March 8, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.14	6% Convertible Note due March 8, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.15	Private Placement Subscription Agreement dated March 9, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.16	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.17	Amendment Agreement dated April 3, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.18	Amended and Restated Agreement dated April 7, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB on April 17, 2006)
10.19

Private Placement Subscription Agreement dated May 10, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Quarterly Report on Form 10-QSB on August 14, 2006)

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

November 14, 2006

CW900169.2