Form 10KSB/A
period 2005-12-31
TEXOLA ENERGY CORP
filed 2007-02-07
CIK 217209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB/A

(Mark One)

☒          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended  December 31, 2005

☐          TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ☐ to ☐

Commission file number  333-114995

TEXOLA ENERGY CORPORATION (name of small business issuer in its charter)
Nevada (State or other jurisdiction of incorporation or organization)	47-0930829 (I.R.S. Employer Identification No.)
Suite 206 – 475 Howe Street Vancouver, British Columbia Canada (Address of principal executive offices)	V6C 2B3 (Zip Code)

Issuer's telephone number (604) 685-8355

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Nil	Name of each exchange on which registered Nil

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐	No ☒

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

30,388,333 common shares at $1.42(1) = $42,458,000

(1) Average of bid and ask closing prices on March 13, 2006

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

30,388,333 common shares issued and outstanding as of March 20, 2006

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

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

OTC Bulletin Board (1) (2)
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

Item 6. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with our financial statements and the related notes that appear elsewhere in this annual report. The following discussion contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below and elsewhere in this annual report, particularly in the section entitled "Risk Factors" beginning on page 2 of this annual report.

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

December 31, 2005 and 2004

Expressed in US Funds

AUDITORS’ REPORT

To the Stockholders of Texola Energy Corporation:

We have audited the accompanying balance sheets of Texola Energy Corporation (formerly Sound Technology, Inc.) (an Exploration Stage Company) (the “Company”) as at December 31, 2005 and 2004 and the related statements of changes in stockholders’ deficiency, loss, and cash flows for each of the years ended December 31, 2005 and 2004, the cumulative period from September 29, 2005 to December 31, 2005 and the period from inception (October 14, 2003) to December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the years ended December 31, 2005 and 2004, the cumulative period from September 29, 2005 to December 31, 2005 and the period from inception (October 14, 2003) to December 31, 2003, in conformity with United States generally accepted accounting principles.

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
Statements of Loss
Expressed in US Funds

				Cumulative
				Period from
			Period from	September 29,
			October 14, 2003	2005
			To	To
	Years Ended December 31,		December 31,	December 31,
	2005	2004	2003	2005
				(Note 1)

Revenue	$-	$-	$-	$-

Expenses
Audit and accounting fees	39,500	10,500	3,500	19,500
Consulting fees	57,000	5,000	-	45,000
Foreign exchange	1,405	-	-	1,905
Interest and bank charges	43	550	-	13
Interest on long term debt (Note 6)	5,000	-	-	5,000
Legal fees	35,302	36,500	-	19,824
Management fees	-	3,000	400	-
Office and miscellaneous	2,267	224	-	1,297
Transfer agent and filing fees	6,350	-	-	6,350
Total operating expenses	146,867	55,774	3,900	98,889

Loss from Continuing Operations	(146,867)	(55,774)	(3,900)	(98,889)

Discontinued Operations
Income (loss) from discontinued operations (Note 8)	9,408	(7,690)	-	-
Gain on sale of subsidiary (Note 8)	55,202	-	-	-
Income (loss) on discontinued operations	64,610	(7,690)	-	-

Loss for the Period	$(82,257)	$(63,464)	$(3,900)	$(98,889)

BASIC AND DILUTED NET LOSS PER COMMON SHARE	$(0.00)	$(0.00)	$(0.01)	$

BASIC AND DILUTED WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	88,745,548	70,780,550	500,000

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4
Statements of Cash Flows
Expressed in US Funds

				Cumulative
				Period from
			Period from	September 29,
			October 14, 2003	2005
			To	To
	Years Ended December 31,		December 31,	December 31,
	2005	2004	2003	2005
Cash Resources Provided By (Used In)				(Note 1)
Operating Activities

Loss for the period	$(82,257)	$(63,464)	$(3,900)	$(98,889)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Gain on sale of subsidiary	(55,202)	-	-	-
Consulting - Stock based compensation	45,000	-	-	45,000
Assets held for resale and discontinued operations (Note 8)	(32,973)	(55,090)	-	-
Accrued liabilities	18,870	10,550	3,500	21,870
Interest payable	5,000	-	-	5,000
Due to related parties	39,970	3,000	400	-
Liabilities held for resale and discontinued operations (Note 8)	52,367	63,306	-	-
	(9,225)	(41,698)	-	(27,019)
Investing Activities
Cash disposed of on disposal of subsidiary	(18,802)	-	-	-
Acquisition of Oil and Gas property	(25,200)	-	-	(25,200)
	(44,002)	-	-	(25,200)
Financing Activities
Loans payable	30,200	-	-	30,200
Capital contributions	-	44,950	100	-
Share subscriptions received	231,666	-	-	231,666
	261,866	44,950	100	261,866

Effect of Exchange Rate Changes on Cash	-	(526)	-	-

Net Increase in Cash	208,639	2,726	100	209,647

Cash, Beginning of Period	2,826	100	-	1,818

Cash, End of Period	$211,465	$2,826	$100	$211,465

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4 - continued
Statements of Cash Flow (Continued)
Expressed in US Funds

				Cumulative
				Period from
			Period from	September 29,
			October 14, 2003	2005
			To	To
	Years Ended December 31,		December 31,	December 31,
	2005	2004	2003	2005
				(Note 1)
Supplementary Disclosure for Non-Cash Investing and Financing Activities

Settlement of amounts due to related party by issuance of shares	$2,500	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees	$500,000	$-	$-	$500,000
Cancellation of capital stock on disposal of subsidiary	$(6,050)	$-	$-	$(6,050)
Promissory note payable	$-	$-	$10,000	$-
Acquisition of Subsidiary	$-	$-	$(10,000)	$-
Net liabilities assumed an acquisition of subsidiary	$-	$-	$(9,117)	$-
Assets sold on disposal of subsidiary	$119,277	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary	$(130,187)	$-	$-	$(130,187)
Consulting - Stock based compensation	$45,000	$-	$-	$45,000

Supplementary Cash Flow Disclosures

Interest paid	$-	$-	$-	$-

Income taxes paid	$-	$-	$-	$-

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

During the year, the Company changed its focus toward oil and gas exploration and effective December 31, 2005, completed the transaction disposing of its 100% interest in Audiyo to the former directors (Note 8). Accordingly, the cumulative amounts to date include the results of operations from the date of change of business focus, September 29, 2005 to December 31, 2005

On November 1, 2005, the Company effected a forward split of its issued and outstanding common shares on a 10 for 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001. The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001. All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split.

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
December 31, 2005 and 2004
Expressed in US Funds

2.	Significant Accounting Policies - Continued

q)	Recently Adopted Accounting Standards - Continued

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140.” This statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibiti on on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after 15 September 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued SFAS 156, “Accounting for Servicing of Financial Assets—an amendment of FASB Statement No. 140”. This statement amends FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, with respect to the accounting for separately recognized servicing assets and servicing liabilities. This statement: (1) requires an entity to recognize a servicing asset or servicing liability each time it undertakes an obligation to service a financial asset by entering into a servicing contract in any of the following situations: (a) a transfer of the servicer’s financial assets that meets the requirements for sale accounting, (b) a transfer of the servicer’s financial assets to a qualifying special-purpose entity in a guaranteed mor tgage securitization in which the transferor retains all of the resulting securities and classifies them as either available-for-sale securities or trading securities in accordance with FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities”, (c) an acquisition or assumption of an obligation to service a financial asset that does not relate to financial assets of the servicer or its consolidated affiliates; (2) requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable; (3) permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities: (a) Amortization method—Amortize servicing assets or servicing liabilities in proportion to and over the period of estimated net servicing income or net servicing loss and assess servicing assets or servi cing liabilities for impairment or increased obligation based on fair value at each reporting date, or (b) Fair value measurement method—Measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the changes occur; (3) at its initial adoption, permits a one-time reclassification of available-for-sale securities to trading securities by entities with recognized servicing rights, without calling into question the treatment of other available-for-sale securities under Statement 115, provided that the available-for-sale securities are identified in some manner as offsetting the entity’s exposure to changes in fair value of servicing assets or servicing liabilities that a servicer elects to subsequently measure at fair value; and (5) requires separate presentation of servicing assets and servicing liabilities subsequently measured at fair value in the statement of financial position and additional disclosures for all separately recognized servicing assets and servicing liabilities. An entity should adopt this statement as of the beginning of its first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity’s fiscal year, provided the entity has not yet issued financial statements, including interim financial statements, for any period of that fiscal year. The effective date of this Statement is the date an entity adopts the requirements of this statement.

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

As at December 31, 2005, options were outstanding for the purchase of common shares as follows:

		Number
		Exercisable
	Exercise	At
Number of	Price per	December 31,	Expiry
Shares	Share	2005	Date

700,000	$0.50	187,500	November 21, 2010

A summary of changes in stock options for the year ended December 31, 2005 and 2004 is presented below:

	Number	Weighted Average Exercise Price

Balance, December 31, 2003, and 2004	-	$0.00

Granted	700,000	0.50

Balance, December 31, 2005	700,000	$0.50

175,000 of these options have already vested at December 31, 2005.

c)	Stock Based Compensation

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

Pursuant to an agreement dated November 16, 2005, and effective December 31, 2005, the Company sold 100% of Audiyo Inc. to two directors and a past director. In consideration for the sale of the net assets of Audiyo, the purchasers returned 60,500,000 shares of Texola to the Company for cancellation, valued at $6,050, and forgave all outstanding amounts owed to the purchasers by the Company in the amount of $50,870. The shares received by the Company were cancelled subsequent to the year end.

The transaction was valued at the fair value of the assets and liabilities disposed of, and the non-monetary consideration was valued at the recorded amount.

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

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Prospectus:

Exhibit Number	Description
(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
(4)	Instruments Defining Rights of Security Holders, Including Indentures

4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
(10)	Material Contracts
10.1

Share Purchase Agreement, dated December 31, 2003 between Sound Technology, Inc., Raymond Li, Simon Au and Patrick Fung (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

10.2	Promissory Note, dated December 31, 2003 from Sound Technology, Inc. (Incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.3	Subscription Agreement, dated October 14, 2003, between Sound Technology Inc. and Raymond Li (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.4	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Raymond Li (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.5	Subscription Agreement, dated March 16, 2004, between Sound Technology Inc. and Simon Au (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
10.6	Form of Subscription Agreement between Sound Technology Inc. and each of the following persons (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004):
	Name	Amount of Common Shares Purchased at $0.005 per Share
	Sophie Au	50,000
	Lai Ming Back	30,000
	Michael Poseiro	90,000
	Manny Fong	40,000
	Tsz Choi Chou	60,000
	Shirley Fung	45,000
	Jean Yang	75,000
	Kevin Chu	200,000
	Danny Dere	30,000
	Kenny Li	90,000
	Nelson Tam	40,000
	Albert Lee	70,000
	Michael Too	80,000
	Raymond Too	90,000
	Brenda Too	60,000
	Kevin Fung	200,000
	Nicolas Penn	105,000
	Richard Lee	80,000
	Hei Lai Chan	200,000
	Kwok Hong Yu	90,000
	Awais Khan	65,000
	Linda Fong	110,000
	Ellie Gee	200,000
	Antonio Mastrangelo	40,000
	Chung Yu	140,000
	Lai Chun Too	150,000
	Wayne Douglas	60,000
	Nicolas Chakkour	100,000
	Allan Dere	200,000

	Seng Sorivanh Oudomseng	50,000
	Luc Desjardins	50,000
	Hei Yin Chan	100,000

10.7	Distribution Agreement dated May 15, 2004 between Sound Technology Inc. and Danish Audio Connect (incorporated by reference from our Registration Statement Form SB-2/A filed on June 18, 2004)
10.8	Terms of Use of Internet Secure (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.9	User Agreement for PayPal Service (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.10	Distribution Agreement dated May 27, 2004 between Audiyo Inc. and Raimund Mundorf (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)
10.11	Loan Agreement dated October 1, 2005, between our company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.12	Debt Settlement and Subscription Agreement dated October 15, 2005, between our company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.13	Consulting Agreement dated November 1, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.14	Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.15	Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.16	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.17	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.18	Stock Option and Subscription Agreement dated November 21, 2005, between our company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.19	Form of Subscription Agreement between our company and each of the following persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
	Name	Amount of Common Shares Issued
	Dino Minichiello	333,333
	Gale Cox	20,000
	Vincent Paul Mitchell	20,000
	Drew Bonnell	20,000
	Dr. Jamie Walker	20,000

	Barb Turner	50,000
10.20	Finder's Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.21

Joint Participation Agreement for Maverick Springs Elko and White Pine Counties, Nevada dated February 28, 2006, between our company and Chamberlain Exploration Development and Research Stratigraphic Corporation doing business as Cedar Strat Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.22	Farmout and Option Agreement dated March 7, 2006, between our company and Suncor Energy Inc. (incorporated by reference from our Current Report on Form 8-K on March 24, 2006)
10.23

Private Placement Subscription Agreement dated March 8, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.24	6% Convertible Note due March 8, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.25

Private Placement Subscription Agreement dated March 9, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.26	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.27	Amendment Agreement dated April 3, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.28	Amended and Restated Agreement dated April 7, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson
(32)	Section 1350 Certifications
32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson

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

•	approved by our audit committee; or
•

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

Dated: February 7, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thornton Donaldson

Thornton Donaldson

President, Secretary, Treasurer and Director

(Principal Executive Officer,

Principal Financial Officer and

Principal Accounting Officer)

Dated: February 7, 2007

CW1052397.1