Form 10QSB/A
period 2006-09-30
TEXOLA ENERGY CORP
filed 2007-02-07
CIK 217209

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB/A

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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE FINANCIAL STATEMENTS FOR THE PERIOD ENDED SEPTEMBER 30, 2006 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATIONS CONCERNING CERTAIN CONVERTIBLE DEBENTURES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF LOSS, STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING SEPTEMBER 30, 2006 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

3

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

TEXOLA ENERGY CORPORATION

(Formerly Sound Technology, Inc.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2006

(Unaudited)

Expressed in US Funds

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 1
Interim Balance Sheet
Expressed in US Funds

	September 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
ASSETS	(Restated Note 9)
Current
Cash	$53,889	$211,465
Prepaid expenses	14,195	-
	68,084	211,465
Exploration Advances (Note 4c)	13,026	-
Oil and Gas Properties (Note 4)	2,167,720	525,200
	$2,248,830	$736,665

LIABILITIES
Current
Accounts payable and accrued liabilities	$14,781	$32,920
Interest payable	53,171	5,000
Loans payable (Note 5)	25,200	30,200
Derivative liabilities (Note 6e)	275,000	-
Convertible Debenture, current portion (Note 6d)	400,000	-
	768,152	68,120
Share Subscriptions Received	-	231,666
Convertible Debentures (Notes 6a, 6b & 6c)	1,600,000	500,000
	2,368,152	799,786
Continued Operations (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.0001 per share
Issued:
31,413,333 shares (December 31, 2005 – 29,925,000 shares)	4,481	2,993

Additional Paid-in Capital	1,293,398	83,507
Deficit Accumulated During the Exploration Stage	(1,417,201)	(149,621)
	(119,322)	(63,121)
	$2,248,830	$736,665

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 2
Interim Statements of Stockholders Equity (Deficiency) – (Restated Note 9)
For the Period from Inception October 21, 2003 to September 30, 2006
Expressed in US Funds
(Unaudited)

				Deficit
	Common Shares			Accumulated
			Additional	During the	Accumulated
			Paid In	Exploration	Comprehensive	Special
	Shares	Amount	Capital	Stage	Loss	Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$50	$50	$-	$-	$-	$100
Special distribution	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)
Balance - December 31, 2003	500,000	50	50	(3,900)	-	(3,300)	(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	8,990	35,960	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	90,400,000	9,040	36,010	(67,364)	(526)	(3,300)	(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations	(60,500,000)	(6,050)	-	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)
Balance - December 31, 2005	29,925,000	2,993	83,507	(149,621)	-	-	(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Notes 6a & 6b)	-	-	390,000	-	-	-	390,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7a)	463,333	463	231,203	-	-	-	231,666
Consulting - Stock based compensation			77,213				77,213
Net loss for the period	-	-	-	(1,267,580)	-	-	(1,267,580)
Balance - September 30, 2006	31,413,333	$4,481	$1,293,398	$(1,417,201)	$-	$-	$(119,322)

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 3
Interim Statements of Loss
Expressed in US Funds
(Unaudited)

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended September 30		Nine Months Ended September 30		September 30,
	2006	2005	2006	2005	2006
	(Restated Note 9)	(Note 10)	(Restated Note 9)	(Notes 2 & 10)	(Note 2)
					(Restated Note 9)

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	18,939	-	29,930	-	29,930
Audit and accounting fees	7,767	5,500	34,467	13,000	53,967
Consulting fees	82,349	9,000	257,213	12,000	302,213
Communications	6,554	-	15,371	-	15,371
Interest expense - beneficial conversion feature of debenture (Notes 6a, 6b & 6e)	159,000	-	706,000	-	706,000
Gain on embedded derivative liabilities (Note 6e)	(9,000)	-	(41,000)	-	(41,000)
Foreign exchange (gain) loss	(380)	2,973	(16,516)	2,973	(14,611)
Interest and bank charges	202	-	1,367	20	1,380
Interest on long term debt	27,359	-	60,671	-	65,671
Investor relations	30,000	-	93,393	-	93,393
Legal fees	3,917	2,200	30,996	10,200	50,820
Office and miscellaneous	669	-	8,229	970	9,526
Transfer agent and filing fees	410	-	1,966	-	8,316
Travel	12,514	-	85,493	-	85,493

Total operating expenses	340,300	19,673	1,267,580	39,163	1,366,469

Loss from Continuing Operations	(340,300)	(19,673)	(1,267,580)	(39,163)	(1,366,469)

Discontinued Operations
Income from discontinued operations	-	5,288	-	21,204	-

Loss for the Period	$(340,300)	$(14,385)	$(1,267,580)	$(17,959)	$(1,366,469)

Basic And Diluted Net (Loss) Per Common Share	(0.01)	(0.00)	(0.04)	(0.00)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	31,413,333	90,040,000	31,014,066	90,040,000

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4
Interim Statements of Cash Flows
Expressed in US Funds
(Unaudited)

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended September 30		Nine Months Ended September 30		September 30,
	2006	2005	2006	2005	2006
	(Restated Note 9)	(Note 10)	(Restated Note 9)	(Notes 2 & 10)	(Note 2)
					(Restated Note 9)
Cash Resources Provided By (Used In)

Operating Activities
Loss for the period	$(340,300)	$(14,385)	$(1,267,580)	$(17,959)	$(1,366,469)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Consulting - Stock based compensation	22,349	-	77,213	-	122,213
Interest expense - beneficial conversion feature of debenture (Notes 6a. 6b & 6e)	159,000	-	706,000	-	706,000
Gain on embedded derivative liabilities (Note 6e)	(9,000)	-	(41,000)	-	(41,000)
Prepaid expenses	835	-	(14,195)	-	(14,195)
Non-cash interest expense	-	-	12,500	-	12,500
Assets held for resale and discontinued operations	-	9,159	-	(27,829)	-
Accounts payable and accrued liabilities	(58,751)	(7,000)	(18,139)	(3,000)	3,731
Interest payable	27,359		48,171		53,171
Due to related parties	-	-	-	39,610	-
Liabilities held for resale and discontinued operations	-	(974)	-	20,458	-

	(198,508)	(13,200)	(497,030)	11,280	(524,049)
Investing Activities
Explorations advance	7,711	-	(13,026)	-	(13,026)
Acquisition of Oil and Gas property	(307,767)	-	(1,690,582)	-	(1,715,782)
Proceeds on sale of share of Oil and Gas property	48,062	-	48,062	-	48,062

	(251,994)	-	(1,655,546)	-	(1,680,746)
Financing Activities
Loans payable	-	-	(5,000)	-	25,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	400,000	-	2,000,000	-	2,000,000

	400,000	-	1,995,000	-	2,256,866
Net Increase (Decrease) in Cash	(50,502)	(13,200)	(157,576)	11,280	52,071

Cash, Beginning of Period	104,391	27,306	211,465	2,826	1,818

Cash, End of Period	$53,889	$14,106	$53,889	$14,106	$53,889

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 4 - Continued
Interim Statements of Cash Flows – (Restated)
Expressed in US Funds
(Unaudited)

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended September 30		Nine Months Ended September 30		September 30,
	2006	2005	2006	2005	2006
	(Restated Note 9)	(Note 10)	(Restated Note 9)	(Notes 2 &10)	(Note2)
					(Restated Note 9)

Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares	$-	$-	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees	$-	$-	$-	$-	$500,000
Cancellation of capital stock on disposal of subsidiary	$-	$-	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest	$-	$-	$512,000	$-	$512,000
Intrinsic value of the beneficial conversion feature convertible debentures (Notes 6a & 6b)	$159,000	$-	$706,000	$-	$706,000
Gain on embedded derivative liabilities (Note 6e)	$(9,000)	$-	$(41,000)	$-	$(41,000)
Assets sold on disposal of subsidiary	$-	$-	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary	$-	$-	$-	$-	$(130,187)
Stock compensation expense	$22,349	$-	$77,213	$-	$122,213

Supplementary Cash Flow Disclosures
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements – (Unaudited)
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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2006, the Company has a working capital deficit of $700,068 and an accumulated deficit of $1,417,201, of which $1,366,469 was accumulated since September 29, 2005. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2006.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements – (Unaudited)
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
Notes to Interim Financial Statements – (Unaudited)
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
Notes to Interim Financial Statements – (Unaudited)
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
Notes to Interim Financial Statements – (Unaudited)
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

The Company determined that the 6% Convertible Debentures (Notes 6a and 6b) should be accounted for in accordance with EITF No, 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features", the beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible) at the commitment date.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements – (Unaudited)
September 30, 2006
Expressed in US Funds

6.	Convertible Debentures – Continued

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the debt discount is charged to interest expense at the date of issuance.

During the three month and nine month periods ended September 30, 2006 interest expense relating to the beneficial conversion feature of the 6% debentures of $nil and $390,000 respectively was recorded in these interim financial statements

c)

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

e)

The Company determined that the conversion feature of the 8% Convertible Debentures (Notes 6c and 6d) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability. As at September 30, 2006 the fair value of the conversion feature of the 8% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $275,000.

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”. The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

During the three month and nine month periods ended September 30, 2006 the Company recorded interest expense relating to the beneficial conversion feature of the 8% Convertible Debentures of $159,000 and $316,000 respectively, and a gain resulting from the change in fair value of the embedded derivative liability of $9,000 and $41,000 respectively.

The fair value of the 8% Convertible Debentures as at September 30, 2006 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Risk free interest rate	3.96%	-
Expected life	1.19	-
Expected volatility	76%	-
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.33	-

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements – (Unaudited)
September 30, 2006
Expressed in US Funds

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
Notes to Interim Financial Statements – (Unaudited)
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

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements – (Unaudited)
September 30, 2006
Expressed in US Funds

d)	Stock Based Compensation - Continued

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

9.	Restatement of the September 30, 2006 Financial Position

a)

The Company has restated its September 30, 2006 financial statements in order to account for certain Convertible Debentures in accordance with Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), because the conversion feature of these debentures met the attributes of a liability. Accordingly the fair value of the conversion feature has been recorded as a current liability. Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”. The Convertible Debentures are immediately convertible at the option of the holder and therefore the Company recorded an interest expense at the inception of the conversion feature. (Note 6e).

As a result of the restatement as at September 30, 2006, current liabilities have increased by $275,000, additional paid in capital has reduced by $104,000 and the accumulated deficit has increased by $171,000, resulting in an increase in the shareholders deficit of $275,000.

The effect of the restatement on the income statements for the three and nine month periods ended September 30, 2006 is an increase in interest on beneficial conversion of $109,000 and $212,000 respectively, and an increase in gain on embedded derivative liability of $9,000 and $41,000 respectively.

b)	The Company has reclassified stock based compensation incurred into the expense line item to which it relates, consulting fees.

10.	Comparative Figures

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

RESULTS OF OPERATIONS

Three Months ended September 30, 2006

As of September 30, 2006, our company had cash of $53,889 and a working capital deficiency of $700,068. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

We incurred a loss of $340,300 for the three month period ended September 30, 2006 compared to a loss of $14,385 for the three month period ended September 30, 2005. As of September 30, 2006, we had a working capital deficiency of $700,068 compared to a working capital of $143,345 as of December 31, 2005. We issued an 8% convertible debenture on September 1, 2006 in the principle amount of $400,000. Pursuant to the terms of the convertible debenture, the holder may convert all or any part of the principal outstanding plus any accrued interest into shares of our common stock at a conversion price per share equal to the lower of: (i) $0.80; or (ii) 90% of the closing price of our common shares on the date of conversion as listed on a principal market as quoted by Bloomberg LP. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,515,000. As we had cash of $53,889 as at September 30, 2006, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to cover our estimated operating expenses during the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2006, we had cash of $53,889 and $768,152 in current liabilities. The current liabilities consisted of accounts payable, accrued liabilities, interest payable, loans payable, derivative liabilities and the current portion of our convertible debenture. We had a working capital deficiency of $700,068 as of September 30, 2006.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $340,300 for the three month period ended September 30, 2006, and accumulative losses of $1,417,201 since inception to September 30, 2006. As of September 30, 2006, we had a working capital deficiency of $700,068. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through September 30, 2006, we have incurred aggregate losses of $1,417,201. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

February 7, 2007

CW1052022.3