Form 10KSB
period 2006-12-31
TEXOLA ENERGY CORP
filed 2007-04-18
CIK 217209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

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

Issuer's telephone number (604) 685-2300

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

Yes [X] No [   ]

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

Yes [   ] No [X]

State Issuer's revenues for its most recent fiscal year: $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days:

29,413,333 common shares at $0.25 (1) = $7,353,333

(1) Average of bid and ask closing prices on April 10, 2007

(APPLICABLE ONLY TO CORPORATE REGISTRANTS)

State the number of shares outstanding of each of the Issuer's classes of common equity, as of the latest practicable date.

31,413,333 common shares issued and outstanding as of April 10, 2007

DOCUMENTS INCORPORATED BY REFERENCE

None.

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

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

Brown County, Kansas, United States

On November 18, 2005, we entered into an Assignment Agreement with Heartland Oil and Gas Corp. whereby our company acquired 23 oil and gas leases covering approximately 5,600 acres in Brown County, Kansas. Pursuant to the terms of the Assignment Agreement, our company was assigned all rights under the leases which grant our company the exclusive rights for the purpose of mining, exploring, operating and producing oil and gas from such property interests and establishing the infrastructure necessary to extract oil and gas. Management has no current intention with respect to further exploration on this prospect at this time.

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

Subsequent to the execution of the participation agreement, we paid Cedar Strat a deposit of $100,000 on or about March 11, 2006. We made additional payments of $200,000 on or about April 7, 2006, $100,000 on May 7, 2006, $300,000 on June 7, 2006 and $300,000 on September 11, 2006.. The balance of the prospect fee of $100,000 is payable at the time of well permitting.

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

The Chinchaga well was spud on March 10, 2006 and drilling commenced to a depth of 410 meters when it was halted due to early spring break-up. The well was re-entered in December 2006 and was plugged and abandoned as a dry well in January 2007. Having participated in the drilling of the first well, we continue to hold our proportionate working interest in the 7,000 acres covering the prospect area.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totalling approximately $1,944,298 for the year ending December 31, 2006, and accumulative losses of $2,043,187 since inception to December 31, 2006. As of December 31, 2006 we had a working capital deficiency of $242,175. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

  the costs to acquire further acreage are more than we currently anticipate;

  drilling and completion costs for further wells increase beyond our expectations; or

  we encounter greater costs associated with general and administrative expenses or offering costs.

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

Since inception through December 31, 2006, we have incurred aggregate losses of $2,043,187. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

The acquisition of interests in mineral properties involves certain risks. Title to mineral claims and the borders of such claims may be disputed. Any of our leases may be subject to prior unregistered agreements or transfers and title may be affected by undetected defects. If it is determined that any of our leases are based upon a claim with an invalid title, a disputed border, or subject to a prior right, our balance sheet will be adversely affected and we may not be able to recover damages without incurring expensive litigation costs.

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

Brown County, Kansas, United States

Pursuant to the terms of an Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas, we acquired 23 oil and gas leases covering approximately 5,600 acres in Brown County, Kansas. Pursuant to the terms of the Assignment Agreement, our company was assigned all rights under the leases which grants our company the exclusive rights for the purpose of mining, exploring, operating and producing oil and gas from such property interests and establishing the infrastructure necessary to extract oil and gas. Management has no current intention with respect to further exploration on this prospect at this time.

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

We are now assessing our lease acreage position with a view to renewing those leases which appear key to the two structural anticlines earlier identified on the leases by Cedar Strat. Management intends to continue assessing ongoing exploration initiatives.

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

Item 4. Submissions of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "TXLA". The following quotations obtained from Canada Stockwatch reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board (1) (2)
Quarter Ended	High	Low
December 31, 2006	$1.15	$0.55
September 30, 2006	$1.01	$0.60
June 30, 2006	$1.62	$0.71
March 31, 2006	$1.80	$1.00
December 31, 2005	$1.10	$0.60

(1)	Our common stock began being quoted for trading on the OTC Bulletin Board on November 7, 2005.

(2)	Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

Our common shares are issued in registered form. Empire Stock Transfer of Suite 300, 7251 West Lake Mead Blvd., Las Vegas, NV 89128-8351 (Telephone: 702.562.4091; Facsimile: 702.974.1444) is the registrar and transfer agent for our common shares.

On April 10, 2007, the shareholders' list of our common shares showed 5 registered shareholders and 31,413,333 common shares issued and outstanding.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2006 that were not otherwise reported in a quarterly report filed on Form 10-QSB or in a current report filed on Form 8-K.

Equity Compensation Plan Information

We established a 2005 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 5,000,000 shares of our common stock. As of April 10, 2007, there were 700,000 options outstanding that were issued under our 2005 Stock Option Plan. As at December 31, 2006, we had 700,000 options outstanding and 4,300,000 options available for future grants. During the year ended December 31, 2006, we did not grant any options to purchase shares of our common stock and no stock options were exercised.

The following table provides a summary of the number of stock options granted under the 2005 Stock Option Plan, the weighted average exercise price and the number of stock options remaining available for issuance under the 2005 Stock Option Plan, all as at December 31, 2006.

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-Average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plan
Equity compensation plans not approved by security holders	700,000	$0.50	4,300,000

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2006.

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

Plan of Operations

As of December 31, 2006, our company had cash of $296,530 and a working capital deficiency of $242,175. We estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses to December 31, 2007
Operating Expenses
Acquisition Costs	$150,000
Exploration Costs	$500,000
Employee and Consultant Compensation	$100,000
Professional Fees	$100,000
General and Administrative Expenses	$15,000
Total	$865,000

Acquisition Costs

We anticipate incurring lease renewal costs relating to our Maverick Springs prospect pursuant to our obligations under the Participation Agreement with Cedar Strat. We anticipate that the total number of acres to be renewed or acquired by our company will be between 80,00 and 110,000 acres.

We paid Cedar Strat a deposit of $100,000 on or about March 11, 2006, when we entered into the Participation Agreement. We made additional payments of $200,000 on or about April 7, 2006, an additional payment of $100,000 on May 7, 2006 and $300,000 on June 7, 2006. The balance of the prospect fee of $400,000 is payable as follows: (a) $100,000 within 30 days of delivery of a gravity model coinciding with the structural cross section delivered as part of the base prospect fee; (b) an additional $200,000 within 30 days of delivery of a second structural cross section with accompanying gravity model; and (c) $100,000 at the time of well permitting. We do not anticipate that the items set out in (b) and (c) above will be required until after December 31, 2006, but such amounts have been included for budgeting purposes.

We hold a 10% working interest in the Chinchaga 8-24-95-8-W6M well held by Suncor Energy, in the Chinchanga area of Alberta, Canada. We have fully paid our portion of the authorization for expenditure received from Tasman Exploration Ltd., the operator of the well. The well was drilled, plugged and abandoned in January 2007 and we do not expect to incur any additional expenditures in respect of the well.

Exploration Costs

We anticipate incurring exploration costs relating to our Maverick Springs prospect estimated at a minimum of $500,000 for a seismic survey. Although we continue to retain a 10% working interest in the prospect, we do not anticipate incurring costs related to our Chinchaga prospect in 2007. In the event a second well is drilled on the 7,000 acre prospect area, we will assess our participation at that time.

Employee and Consultant Compensation

Given the early stage of our development and exploration properties, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.

We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $100,000.

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

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2006, we had cash of $296,530 and $626,215 in current liabilities. The current liabilities primarily consisted of accounts payable, loans payable and a derivative liability. We had a working capital deficiency of $242,175 as of December 31, 2006.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2007.

We incurred a loss of $1,944,298 for the year ended December 31, 2006. As indicated above, our estimated working capital requirements and projected operating expenses to December 31, 2007 total $865,000. As we do not have the funds necessary to cover our projected operating expenses to December 31, 2007, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

We incurred $1,691,729 in capital expenditures during the year ended December 31, 2006, which sum consisted of acquisition costs of oil and gas properties and exploration advances. As of April 10, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the year ending December 31, 2007.

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

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2006 include all adjustments necessary in order to ensure that the audited financial statements are not misleading.

The following financial statements are filed as part of this annual report:

The Independent Auditors' Report of Moore & Associates, CHTD, Chartered Accountants, for the audited financial statements for the year ended December 31, 2006, dated April 9, 2007;

Balance Sheets at December 31, 2006 and 2005;

Statements of Stockholders Deficiency for the period of inception October 21, 2003 to December 31, 2006;

Statements of Loss for the years ended December 31, 2006 and 2005;

Statements of Cash Flows for the years ended December 31, 2006 and 2005; and

Notes to the Financial Statements.

TEXOLA ENERGY CORPORATION
(Formerly Sound Technology, Inc.)

(An Exploration Stage Company)

FINANCIAL STATEMENTS

December 31, 2006 and 2005

Expressed in US Funds

MOORE & ASSOCIATES, CHARTERED
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Texola Energy Corporation

We have audited the accompanying balance sheet of Texola Energy Corporation as of December 31, 2006 and 2005, and the related statements of operations, stockholders’ equity and cash flows through December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texola Energy Corporation as of December 31, 2006 and 2005 and the results of its operations and its cash flows through December 31, 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As of December 31, 2006, the Company has an accumulated deficit of $1,857,940. Management’s plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered
Las Vegas, Nevada
April 9, 2007

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7511 Fax (702) 253-7501

Texola Energy Corporation	Statement 1
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Balance Sheets
Expressed in US Funds

	December 31,
	2006	2005
		(Restated)
		(Note 12)
ASSETS
Current
Cash	$296,530	$211,465
Receivable	55,839	-
Prepaid expenses	31,671	-
	384,040	211,465

Exploration Advances (Note 4)	64,711	-
Oil and Gas Properties (Note 4)	2,104,156	525,200
	$2,552,907	$736,665

LIABILITIES

Current
Accounts payable and accrued liabilities	$17,418	$32,920
Interest payable	90,597	5,000
Loans payable (Note 5)	25,200	30,200
Derivative liability (Note 6f)	493,000	-
	626,215	68,120

Share Subscriptions Received (Note 7a)	-	231,666
Convertible Debentures (Note 6)	2,700,000	500,000
	3,326,215	799,786
Continued Operations (Note 1)

SHAREHOLDERS’ DEFICIENCY

Capital Stock - Statement 2 (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.001 per share
Issued:
31,413,333 shares (2005 – 29,925,000 shares)	31,413	29,925

Additional Paid-in Capital	1,289,198	56,575
Accumulated Comprehensive Loss – Statement 2	-	-
Special Distribution – Statement 2 (Notes 3 & 8)	-	-
Deficit Accumulated During the Exploration Stage- Statement 2	(2,093,919)	(149,621)
	(773,308)	(63,121)
	$2,552,907	$736,665

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation	Statement 2
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Statements of Stockholders Deficiency (Restated Note 12)
For the Period from Inception October 21, 2003 to December 31, 2006
Expressed in US Funds

				Deficit
	Common Shares			Accumulated
				During the	Accumulated
			Additional	Exploration	Comprehensive	Special
	Shares	Amount	Paid In Capital	Stage	Loss	Distribution	Total
Common shares issued for
cash at $0.0002 per share
October 14, 2003	500,000	$500	$(400)	$-	$-	$-	$100
Special Distribution (Note 3)	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)

Balance December 31, 2003	500,000	500	(400)	(3,900)	-	(3,300)	(7,100)
Common shares issued for
cash at $0.0005 per share	89,900,000	89,900	(44,950)	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)		-	(63,464)

Balance, December 31, 2004	90,400,000	90,400	(45,350)	(67,364)	(526)	(3,300)	(26,140)

Common shares issued in
settlement of loan from
related party at $0.10 per
share	25,000	25	2,475	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations
(Note 8)	(60,500,000)	(60,500)	54,450	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)

Balance, December 31, 2005	29,925,000	$29,925	$56,575	$(149,621)	$-	$-	$(63,121)

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation	Statement 2
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Statements of Stockholders Deficiency (Restated Note 12)
For the Period from Inception October 21, 2003 to December 31, 2006
Expressed in US Funds

				Deficit
	Common Shares			Accumulated
				During the	Accumulated
			Additional	Exploration	Comprehensive	Special
	Shares	Amount	Paid In Capital	Stage	Loss	Distribution	Total

Balance, December 31, 2005	29,925,000	$29,925 $	56,575	$(149,621)	$-	$-	$(63,121)

Common shares issued on
conversion of debenture
and accrued interest
(Note 6a)	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the beneficial
conversion feature of the
convertible debentures
(Notes 6a & 6b)	-	-	390,000	-	-	-	390,000
Common shares issued
pursuant to private
placement at $0.50 per
share (Note 7a)	463,333	463	231,203	-	-	-	231,666
Consulting - Stock based
compensation	-	-	99,945	-	-	-	99,945
						-
Net loss for the year	-	-	-	(1,944,298)	-		(1,944,298)

	31,413,333	$31,413 $	1,289,198	$(1,944,298)	$-	$-	$(773,308)

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation	Statement 3
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Statements of Loss
Expressed in US Funds

					Cumulative
					Period from
					September 29,
					2005
					To
	Years Ended December 31,				December 31,
	2006	2005	2004		2006
		(Note 12)			(Note 1 & 12)

Revenue	$-	$-	$-		$-

Expenses
Advertising and promotion	49,752	-	-		49,752
Audit and accounting fees	30,653	39,500	10,500		50,153
Communications	15,673	-	-		15,673
Consulting fees	341,945	57,000	5,000		386,945
Drilling and exploration	235,979	-	-		235,979
Gain on embedded derivative liabilities (Note 6f )
Foreign exchange	(16,677)	1,405	-		(14,772)
Interest and bank charges	1,719	43	550		1,732
Interest expense – beneficial conversion
feature of debenture (Notes 6a, 6b & 6f)	1,026,000	-	-		1,026,000
Interest on long term debt (Note 6)	98,097	5,000	-		103,097
Investor relations	140,000	-	-		140,000
Legal fees	42,177	35,302	36,500		62,001
Management fees	-	-	3,000		-
Office and miscellaneous	10,432	2,267	224		11,729
Stock based compensation	-	-	-		-
Transfer agent and filing fees	2,086	6,350	-		8,436
Travel	109,462	-			109,462
Total operating expenses	1,944,298	146,867	55,774		2,043,187

Loss from Continuing Operations	(1,944,298)	(146,867)	(55,774)		(2,043,187)

Discontinued Operations
Income (loss) from discontinued operations
(Note 8)	-	9,408	(7,690)		-
Gain on sale of subsidiary (Note 8)	-	55,202	-		-
Income (loss) on discontinued operations	-	64,610	(7,690)		-

Loss for the Period	$(1,944,298)	$(82,257)	$(63,464)		$(2,043,187)

BASIC AND DILUTED NET LOSS PER
COMMON SHARE	$(0.06)	$(0.00)	$(0.00)	$

BASIC AND DILUTED WEIGHTED AVERAGE
NUMBER OF COMMON SHARES
OUTSTANDING	31,114,703	88,745,548	70,780,550

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation	Statement 4
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Statements of Cash Flows
Expressed in US Funds

				Cumulative
				Period from
				September 29,
				2005
				To
	Years Ended December 31,			December 31,
	2006	2005	2004	2006
Cash Resources Provided By (Used In)				(Note 1)

Operating Activities

Loss for the period	$(1,944,298)	$(82,257)	$(63,464)	$(2,043,187)
Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities
Gain on sale of subsidiary	-	(55,202)	-	-
Stock based compensation - consulting	99,945	45,000	-	144,945
Interest expense - beneficial conversion
feature of debenture (Notes 6a. 6b & 6f)	1,026,000	-	-	1,026,000
Gain on embedded derivative liabilities (Note 6e)	(143,000)	-	-	(143,000)
Assets held for resale and discontinued
operations (Note 8)	-	(32,973)	(55,090)	-
Receivable	(55,839)			(55,839)
Prepaid expenses	(31,671)			(31,671)
Non cash interest	12,500			12,500
Accrued liabilities	(15,502)	18,870	10,550	6,368
Interest payable	85,597	5,000	-	90,597
Due to related parties	-	39,970	3,000	-
Liabilities held for resale and discontinued
operations (Note 8)	-	52,367	63,306	-
	(966,268)	(9,225)	(41,698)	(993,287)
Investing Activities
Cash disposed of on disposal of subsidiary	-	(18,802)	-	-
Acquisition of Oil and Gas property	(1,627,018)	(25,200)	-	(1,652,218)
Exploration advances	(64,711)	-	-	(64,711)
Proceeds on sale of share of Oil and Gas property	48,062	-	-	48,062
	(1,643,667)	(44,002)	-	(1,668,867)
Financing Activities
Loans payable	(5,000)	30,200	-	25,200
Capital contributions	-	-	44,950	-
Share subscriptions received	-	231,666	-	231,666
Convertible debentures	2,700,000	-	-	2,700,000
	2,695,000	261,866	44,950	2,956,866

Effect of Exchange Rate Changes on Cash	-	-	(526)	-

Net Increase in Cash	85,065	208,639	2,726	294,712

Cash, Beginning of Period	211,465	2,826	100	1,818

Cash, End of Period	$296,530	$211,465	$2,826	$296,530

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation	Statement 4 - continued
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Statements of Cash Flow (Continued)

Expressed in US Funds

					Cumulative
					Period from
					September 29,
					2005
					To
	Years Ended December 31,				December 31,
	2006	2005	2004		2006
					(Note 1)
Supplementary Disclosure for Non-Cash
Investing and Financing Activities

Settlement of amounts due to related party by
issuance of shares	$2,500	$2,500	$-		$2,500
Issuance of convertible debenture for oil and				$
gas property finders fees	$500,000	$500,000	$-		500,000
Intrinsic value of the beneficial conversion
feature convertible debentures (Notes 6a, 6b
& 6f)	$1,026,000	$-	$-		$1,026,000
Gain on embedded derivative liabilities (Note
6f)	$(143,000)	$-	$-		$(143,000)
Cancellation of capital stock on disposal of
subsidiary	$(6,050)	$(6,050)	$-		$(6,050)
Promissory note payable	$-	$-	$-		$-
Acquisition of Subsidiary	$-	$-	$-		$-
Net liabilities assumed an acquisition of
subsidiary	$-	$-	$-		$-
Assets sold on disposal of subsidiary	$119,277	$119,277	$-		$119,277
Liabilities cancelled on disposal of subsidiary	$(130,187)	$(130,187)	$-		$(130,187)
Stock compensation expense	$99,945	$45,000	$-		$144,945

Supplementary Cash Flow Disclosures

Interest paid	$-	$-	$-		-

Income taxes paid	$-	$-	$-		-

The accompanying notes are an integral part of these financial statements

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
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

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at December 31, 2006, the Company has an accumulated deficit of $1,857,940. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

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
December 31, 2006 and 2005
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

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents. At December 31, 2006, the Company had no cash equivalents.

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

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	f)	Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2006, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of December 31, 2006, all of the Company’s oil and gas properties were unproven and were excluded from depletion. At December 31, 2006, management believes none of the Company’s unproven oil and gas properties reflected on the balance sheet were impaired.

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
December 31, 2006 and 2005
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

The carrying values of the Company’s financial instruments, consisting of its cash, advances recoverable, accounts payable, and loans payable, materially approximated their respective fair values at the balance sheet date due to the immediate or short-term maturity of these financial instruments. The fair value of the convertible debentures is based on current rates at which the Company could borrow funds with similar remaining maturity.

	l)	Concentrations of Credit Risk

The Company’s financial instruments that are exposed to concentrations of credit risk primarily consist of its cash, advances recoverable, loans payable, and convertible debenture. The Company places its cash and cash equivalents with financial institutions of high credit worthiness. At times, its cash and cash equivalents with a particular financial institution may exceed any applicable government insurance limits. The Company’s management also routinely assesses the financial strength and credit worthiness of any parties to which it extends funds, and as such, it believes that any associated credit risk exposures are limited.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

2.	Significant Accounting Policies - Continued

	m)	Derivative Financial Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. Gains and losses from changes in fair values of derivatives for accounting purposes are recognized in earnings. The Company does not engage in hedge transactions.

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

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. For the year ended December 31, 2006, the Company experienced no comprehensive income.

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
December 31, 2006 and 2005
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
December 31, 2006 and 2005
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
December 31, 2006 and 2005
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

Effective December 31, 2005, the Company completed the sale of its 100% interest in Audiyo. (See Note 8)

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

4.	Oil and Gas Properties

The total cost incurred and excluded from amortization are summarized as follows:

	December 31,	December 31,
	2006	2005
Oil and Gas Properties

Brown County Property (a)
Acquisition costs	$25,200	$25,200

Maverick Springs Property (b)
Financing fees	500,000	500,000
Acquisition costs	1,578,956	-
	2,078,956	500,000

	$2,104,156	$525,200

Exploration Advances

Chinchaga Property (c)	$64,711	$-

At December 30, 2006, all of the Company’s oil and gas properties are considered unproven.

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

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

4.	Oil and Gas Properties - Continued

	b)	Maverick Springs Property, Nevada, United States - Continued

The minimum participation fee (renegotiated) is payable as follows:

		(i)	$100,000 upon execution of the agreement (paid);
		(ii)	$200,000 on or before March 28, 2006 (paid);
		(iii)	$100,000 on or before May 7, 2006 (paid); and
		(iv)	$300,000 on or before June 7, 2006 (paid).

If the participation fee exceeds $700,000 then the balance of the fee is payable as follows:

i)	$100,000 within 30 days of delivery of a gravity model coinciding with a structural cross section delivered as part of the base prospect fee (paid);
ii)	$200,000 within 30 days of delivery of a second structural cross section with gravity mode (paid)
iii)	$100,000 at the time of well permitting.

In addition to the above the Company is required to:

i)	commence a drilling program on the property within eighteen months of Cedar Strat completing the comprehensive survey in accordance with the participation agreement;
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

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

4.	Oil and Gas Properties - Continued

	c)	Chinchaga Property, Alberta, Canada

During the year ended December 31, 2006, the Company pursuant to a cash call initially advanced $358,571 ($418,500Cdn) to fund the drilling of an exploratory well. Of this amount $189,790 ($210,600Cdn) was returned to the Company as excess cash calls. The Company sold 25.93% of its 13.5% interest in the farmout arrangement to Energy Resource Royalty Corp., a private company, for $48,062 ($53,900Cdn). The Company also realized a foreign exchange gain of $16,497 due to the refund of excess cash calls. During December 2006 the Company, pursuant to a cash call advanced a further $243,713 ($215,345Cdn) to fund the drilling of a second exploratory well. Of this advance $55,839 ($63,195Cdn) is recoverable from Energy Resource Royalty Corp.

As of December 31, 2006 (net of sale proceeds) $235,979 ($266,9783Cdn); (2005 $Nil) was expended in drilling costs and $64,711 ($75,412Cdn); (2005 - $Nil) remained advanced to an unrelated party for planned future exploration expenditures on the Chinchaga property.

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

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

6.	Convertible Debentures - Continued

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the debt discount is charged to interest expense at the date of issuance.

During the year ended December 31, 2006 interest expense relating to the beneficial conversion feature of the 6% debentures of $390,000 (2005 - $Nil) was recorded in the financial statements

c)

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

e)

On November 15, 2006, the Company issued a Convertible Debenture in the amount of $700,000. The Debenture bears interest at 8% per annum, and falls due November 15, 2007. Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $0.80 or 90% of the market price of the common stock at the time of conversion.

f)

The Company determined that the conversion feature of the 8% Convertible Debentures (Notes 6c, 6d and 6e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability. As at December 31, 2006 the fair value of the conversion feature of the 8% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $493,000, (2005 - $Nil)

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”. The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

During the year ended December 31, 2006 the Company recorded interest expense relating to the beneficial conversion feature of the 8% Convertible Debentures of $636,000 (2005 - $Nil), and a gain resulting from the change in fair value of the embedded derivative liability of $143,000 (2005 - $Nil).

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

6.	Convertible Debentures - Continued

The fair value of the 8% Convertible Debentures as at December 31, 2006 and 2005 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Risk free interest rate	4.00%	-
Expected life - years	0.74	-
Expected volatility	78%	-
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.25	-

7.	Capital Stock

	a)	Stock Issuances

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

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

7.	Capital Stock - Continued

	b)	Stock Options - Continued

As at December 31, 2006, options were outstanding for the purchase of common shares as follows:

		Number
		Exercisable
	Exercise	At
Number of	Price per	December 31,	Expiry
Shares	Share	2006	Date

700,000	$0.50	525,000	November 21, 2010

A summary of changes in stock options for the years ended December 31, 2006 and 2005 is presented below:

	December 31, 2006		December 31, 2005
	Number	Weighted	Number	Weighted
	Of	Average	Of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	700,000	$0.50	-	$-
Issued	-	-	700,000	0.50
Outstanding, end of period	700,000	$0.50	700,000	$0.50

As at December 31, 2006, 525,000 of these options have vested.

c)	Share Purchase Warrants

As at December 31, 2006, share purchase warrants were outstanding for the purchase of common shares as follows

Number of	Exercise	Expiry
Shares	Price	Date

1,025,000	$ 0.50	March 27, 2008

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

7.	Capital Stock - Continued

	c)	Share Purchase Warrants - Continued

A summary of changes in stock options for the years ended December 31, 2006 and 2005 is presented below:

	December 31, 2006		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	-	$-	-	$-

Issued	1,025,000	0.50	-	-

Outstanding, end of period	1,025,000	$0.50	-	$-

d)	Stock Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital. The total fair value of the 700,000 options granted was $180,000 (2004 - $nil) based on the Black-Scholes pricing model. Since the options vest on a graded schedule during the year ended December 31, 2006 the Company recorded $99,945 (2005 - $45,000) in stock based compensation for options granted during the year, which was charged to consulting expense.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Risk free interest rate	-	3.77%
Expected life	-	3.00
Expected volatility	-	76.00%
Expected dividend yield	-	-
Weighted average of fair value of options granted	-	$0.50

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

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

The following table summarizes the identifiable assets and liabilities of Audiyo that was disposed of and the consideration received.

Consideration received
Capital stock returned to treasury	$6,050
Special distribution and other comprehensive income reversal	(3,826)
Loans from related parties forgiven	50,870
Promissory note forgiven	10,000

Total consideration received		63,094

Identifiable assets and liabilities
Cash	$18,802
Accounts receivable	5,355
Prepaid expenses	1,243
Inventory	96,862
Goodwill	15,817
Accounts payable	(1,281)
Due to related parties	(117,906)
Loans payable	(11,000)

Net assets sold		7,892

Gain on Disposal		55,202

9.	Segmented Information

The Company currently operates in only the oil and gas industry and does not operate in different business segments.

Details on a geographic basis of the location of the assets, liabilities and loss for the year, at December 31, 2006 are as follows:

	Canada	USA	Total

Assets	$448,751	$2,104,156	$2,788,886
Liabilities	$3,326,215	$-	$3,326,215
Loss for the year	$1,944,298	$-	$1,944,298

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

9.	Segmented Information - Continued

Details on a geographic basis of the location of the assets, liabilities and loss for the year, at December 31, 2005 are as follows:

	Canada	USA	Total

Assets	$211,465	$525,200	$736,665
Liabilities	$799,786	$-	$799,786
Loss for the year	$82,257	$-	$82,257

10.	Commitment

During the year, the Company entered into a consultancy contract with RLC Strategic Capital Management Corp that expires December 31, 2008. RLC Strategic Capital Management Corp is to provide strategic development and financing initiatives for the Company. Over the term of the contract, the Company will pay a contractual fee of $10,000 per month and a transaction fee on any financing equal to 4% of any aggregated financing received by the Company.

11.	Income Taxes

A reconciliation of the expected income tax expense (benefit) to the actual income tax expense (benefit) is as follows:

	2006	2005

Statutory rates	34%	34%
Net loss for the year	$(1,944,000)	$(82,000)

Income tax recovery at statutory rate	(661,000)	(28,000)
Stock based compensation	34,000	15,000
Items not deductible for tax purposes	300,000	(5,000)
Valuation allowance	327,000	18,000

Income tax expense	$-	$-
The components of future income taxes are:
	2006	2005

Non-capital losses carryforwards	$365,000	$38,000

Valuation allowance	(365,000)	(38,000)

Net future tax asset	$-	$-

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Financial Statements
December 31, 2006 and 2005
Expressed in US Funds

11.	Income Taxes - Continued

The Company has available tax losses of approximately $208,000, which may be offset against future Canadian taxable income. These losses expire as follows:

2023	$4,000
2024	56,000
2025	53,000
2026	961,000

$1,074,000

12.	Restatement

The Company has restated its December 31, 2005 financial statements in order to correctly account for the par value of the capital stock.

As a result of the restatement, for the years ended December 31, 2003, 2004 and 2005 capital stock has been increased by $450, $81,360 and $26,932 respectively, and additional paid in capital has reduced by $$450, $81360, and $26,932 respectively. The restatement has no effect on the accumulated deficit as at December 31, 2003, 2004 or 2005, nor the statement of loss for the years ended December 31, 2003, 2004 and 2005.

13.	Comparative Figures

Certain of the comparative figures have been reclassified to conform with the presentation adopted for the current year.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

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

As of December 31, 2006, the end of the year covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our President (who is also our Secretary and Treasurer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (who is also our Secretary and Treasurer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2006 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act.

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

Our directors, executive officers and other significant employees, their ages, positions held and duration each person has held that position, are as follows:

Name	Position Held with the Company	Age	Date First Elected or Appointed
Thornton Donaldson	President, Secretary, Treasurer Director	79	November 8, 2005 October 3, 2005

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act requires our executive officers and directors, and persons who own more than 10% of our common stock, to file reports regarding ownership of, and transactions in, our securities with the Securities and Exchange Commission and to provide us with copies of those filings. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that during fiscal year ended December 31, 2006, all filing requirements applicable to its officers, directors and greater than 10% percent beneficial owners were complied with, with the exception that Thornton Donaldson filed two late Form 4 – Statement of Changes in Beneficial Ownership of Securities, reporting two late transactions.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006. We will provide a copy of the Code of Business Conduct and Ethics to any person without charge, upon request. Requests can be sent to: Texola Energy Corporation, Suite 206 – 475 Howe Street, Vancouver, British Columbia, Canada V6C 2B3.

Nomination Process

As of April 10, 2007, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Audit Committee and Audit Committee Financial Expert

We do not have a standing audit committee at the present time. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 401(e) of Regulation S-B, nor do we have a board member that qualifies as “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended.

We believe that the sole member of our board of directors is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. The board of directors of our company does not believe that it is necessary to have an audit committee because we believe that the functions of an audit committee can be adequately performed by the board of directors, solely consisting of J. Stephen Barley. In addition, we believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any revenues from operations to date.

Item 10. Executive Compensation.

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;

(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended December 31, 2006; and

(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year, who we will collectively refer to as the named executive officers, of our company for the years ended December 31, 2006, 2005 and 2004, are set out in the following summary compensation tables:

SUMMARY COMPENSATION TABLE
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensa- tion ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensa- tion ($)	Total ($)
Thornton Donaldson President, Secretary and Treasurer (1)	2006 2005	Nil Nil	Nil Nil	Nil Nil	Nil 150,000 (2)	Nil Nil	Nil Nil	Nil Nil	Nil 150,000

(1)	Mr. Donaldson was appointed our President, Secretary and Treasurer on November 8, 2005.

(2)	Mr. Donaldson was granted 300,000 stock options on November 18, 2005. Each option is exercisable at a price of $0.50 until November 18, 2010.

We have not entered into any employment agreement or consulting agreement with our current director and executive officer. There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. Our directors and executive officers may receive stock options at the discretion of our board of directors in the future. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors from time to time. We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control.

Outstanding Equity Awards at Fiscal Year-End

We established a 2005 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 5,000,000 shares of our common stock. As of April 10, 2007, there were 700,000 options outstanding that were issued under our 2005 Stock Option Plan.

As at December 31, 2006, we had 700,000 options outstanding and 4,300,000 options available for future grants. During the year ended December 31, 2006, we did not grant any options to purchase shares of our common stock and no stock options were exercised.

The particulars of unexercised options, stock that has not vested and equity incentive plan awards for our named executive officers are set out in the following table:

	Options Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thornton Donaldson President, Secretary and Treasurer	300,000	Nil	Nil	$0.50	November 18, 2010	Nil	Nil	Nil	Nil

Director Compensation

We reimburse our directors for expenses incurred in connection with attending board meetings. We did not pay any other director's fees or other cash compensation for services rendered as a director for the fiscal year ended December 31, 2006.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth, as of April 10, 2007, certain information with respect to the beneficial ownership of our common stock by each stockholder known by us to be the beneficial owner of more than 5% of our common stock and by our sole director and executive officer. Each person has sole voting and investment power with respect to the shares of common stock, except as otherwise indicated. Beneficial ownership consists of a direct interest in the shares of common stock, except as otherwise indicated. Except as otherwise noted, the number of shares beneficially owned includes common stock which the named person has the right to acquire, through conversion or option exercise, or otherwise, within 60 days after April 10, 2006. Beneficial ownership calculations for 5% stockholders are based solely on publicly filed Schedule 13Ds or 13Gs, which 5% stockholders are required to file with the Securities and Exchange Commission.

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)
Thornton Donaldson Suite 206 – 475 Howe Street Vancouver, BC V6C 2B3	2,300,000(2)	7.3%
Directors and Executive Officers as a Group	2,300,000(2)	7.3%

(1)

Based on 31,413,333 shares of common stock issued and outstanding as of April 10, 2007. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Except as otherwise indicated, we believe that the beneficial owners of the common stock listed above, based on information furnished by such owners, have sole investment and voting power with respect to such shares, subject to community property laws where applicable.

(2)	Includes 300,000 options to acquire an aggregate of 300,000 shares of common stock exercisable within sixty days of April 10, 2007.

Equity Compensation Plan Information

This information can be found under Item 5 – "Market for Common Equity and Related Stockholder Matters."

Changes in Control

We are unaware of any contract or other arrangement the operation of which may at a subsequent date result in a change in control of our company.

Item 12. Certain Relationships and Related Transactions and Director Independence.

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2006, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

Item 13. Exhibits.

Exhibits Required by Item 601 of Regulation S-B

The following Exhibits are filed with this Prospectus:

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)

(4)	Instruments Defining Rights of Security Holders, Including Indentures

4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)

(10)	Material Contracts

10.1	Form of Subscription Agreement between Sound Technology Inc. and 32 persons (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004):

10.2	Distribution Agreement dated May 15, 2004 between Sound Technology Inc. and Danish Audio Connect (incorporated by reference from our Registration Statement Form SB-2/A filed on June 18, 2004)

10.3	Terms of Use of Internet Secure (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.4	User Agreement for PayPal Service (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.5	Distribution Agreement dated May 27, 2004 between Audiyo Inc. and Raimund Mundorf (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.6	Loan Agreement dated October 1, 2005, between our company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.7	Debt Settlement and Subscription Agreement dated October 15, 2005, between our company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.8	Consulting Agreement dated November 1, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.9	Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.10	Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.11	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.12	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)

10.13	Stock Option and Subscription Agreement dated November 21, 2005, between our company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.14	Form of Subscription Agreement between our company and six persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.15	Finder's Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.16

Joint Participation Agreement for Maverick Springs Elko and White Pine Counties, Nevada dated February 28, 2006, between our company and Chamberlain Exploration Development and Research Stratigraphic Corporation doing business as Cedar Strat Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.17	Farmout and Option Agreement dated March 7, 2006, between our company and Suncor Energy Inc. (incorporated by reference from our Current Report on Form 8-K on March 24, 2006)

10.18

Private Placement Subscription Agreement dated March 8, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.19	6% Convertible Note due March 8, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.20

Private Placement Subscription Agreement dated March 9, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.21	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.22	Amendment Agreement dated April 3, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.23	Amended and Restated Agreement dated April 7, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1*	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson

(32)	Section 1350 Certifications

32.1*	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson
* Filed herewith

Item 14. Principal Accountant Fees and Services.

Audit Fees

Our board of directors appointed Moore & Associates, CHTD, Chartered Accountants as independent auditors to audit our financial statements for the current fiscal year. The aggregate fees billed by Moore & Associates, CHTD for professional services rendered for the audit of our annual financial statements included in this annual report on Form 10-KSB for the fiscal year ended December 31, 2006 were $6,000.

The aggregate fees billed by Staley Okada & Partners for professional services rendered for the audit of our annual financial statements included in our annual report on Form 10-KSB for the fiscal year ended December 31, 2005 were $15,000.

Audit Related Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed for assurance and related services by Moore & Associates, CHTD relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $Nil.

For the fiscal year ended December 31, 2005, the aggregate fees billed for assurance and related services by Staley Okada & Partners relating to our quarterly financial statements which are not reported under the caption "Audit Fees" above, were $7,276.

Tax Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed for tax compliance, by Moore & Associates, CHTD were $Nil.

For the fiscal year ended December 31, 2005, the aggregate fees billed for tax compliance, by Staley Okada & Partners were $1,032.

All Other Fees

For the fiscal year ended December 31, 2006, the aggregate fees billed by Moore & Associates, CHTD for other non-audit professional services, other than those services listed above, totaled $Nil.

For the fiscal year ended December 31, 2005, the aggregate fees billed by Staley Okada & Partners for other non-audit professional services, other than those services listed above, totaled $Nil.

Our board of directors, who acts as our audit committee, has adopted a policy governing the pre-approval by the board of directors of all services, audit and non-audit, to be provided to our company by our independent auditors. Under the policy, the board or directors has pre-approved the provision by our independent auditors of specific audit, audit related, tax and other non-audit services as being consistent with auditor independence. Requests or applications to provide services that require the specific pre-approval of the board of directors must be submitted to the board of directors by the independent auditors, and the independent auditors must advise the board of directors as to whether, in the independent auditor's view, the request or application is consistent with the Securities and Exchange Commission's rules on auditor independence.

The board of directors has considered the nature and amount of the fees billed by Moore & Associates, CHTD and believes that the provision of the services for activities unrelated to the audit is compatible with maintaining the independence of Moore & Associates, CHTD.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXOLA ENERGY CORPORATION

/s/ Thornton Donaldson
By: Thornton Donaldson
President, Secretary, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: April 18, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Thornton Donaldson
By: Thornton Donaldson
President, Secretary, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated: April 18, 2007