Form 10QSB
period 2007-03-31
TEXOLA ENERGY CORP
filed 2007-05-21
CIK 217209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

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
Yes [   ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,413,333 common shares issued and outstanding as of May 2, 2007

Transitional Small Business Disclosure Format (Check one): Yes [   ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2007 include all adjustments in order to ensure that the interim financial statements are not misleading.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

TEXOLA ENERGY CORPORATION
(Formerly Sound Technology, Inc.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2007
(Unaudited)

Expressed in US Funds

Texola Energy Corporation	Statement 1
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Interim Balance Sheet
Expressed in US Funds

	March 31	December 31
	2007	2006
ASSETS
Current
Cash	$37,796	$296,530
Receivable	31,915	55,839
Prepaid expenses	23,661	31,671
	93,372	384,040

Exploration Advances (Note 4)	-	64,711
Oil and Gas Properties (Note 4)	2,123,063	2,104,156
	$2,216,435	$2,552,907

LIABILITIES
Current
Accounts payable and accrued liabilities	$48,737	$17,418
Interest payable	138,097	90,597
Loans payable (Note 5)	25,200	25,200
Derivative liability (Note 6f)	516,000	493,000
	728,034	626,215

Convertible Debentures (Note 6)	2,700,000	2,700,000
	3,428,034	3,326,215
Continued Operations (Note 1)

SHAREHOLDERS’ DEFICIENCY
Capital Stock - (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.001 per share
Issued:
31,413,333 shares (December 31, 2006 – 31,413,333 shares)	31,413	31,413

Additional Paid-in Capital	1,311,573	1,289,198
Deficit Accumulated During the Exploration Stage	(2,554,585)	(2,093,919)
	(1,211,599)	(773,308)
	$2,216,435	$2,552,907

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation	Statement 2
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Interim Statements of Income (Loss)
Expressed in US Funds
Unaudited

			Cumulative
			From
			September 29,
			2005 to
	Three Months Ended March 31		March 31,
	2007	2006	2007
			(Note 2)
Revenue	$-	$-	$-

Expenses
Advertising and promotion	675	-	50,427
Audit and accounting fees	15,961	18,559	66,114
Consulting fees	82,800	60,000	469,745
Communications	601	4,099	16,274
Directors fees	100,000	-	100,000
Drilling and exploration	85,894	-	321,873
Loss (gain) on embedded derivative liability (Note 6f)	23,000	-	(120,000)
Interest expense - beneficial conversion feature of debenture (Notes
6a & 6b)	-	390,000	1,026,000
Foreign exchange (gain) loss	1,077	(1,616)	(13,695)
Interest and bank charges	108	469	1,840
Interest on long term debt (Note 6)	47,500	12,415	150,597
Investor relations	60,000	30,000	200,000
Legal fees	7,041	11,952	69,042
Office and miscellaneous	11,314	3,856	23,043
Transfer agent and filing fees	2,200	1,265	10,636
Travel	22,495	33,982	131,957
Total operating expenses	460,666	564,981	2,503,853

Loss for the Period	$(460,666)	$(564,981)	$(2,503,853)

Basic And Diluted Net Earnings (Loss) Per Common Share	$(0.01)	$(0.02)

Basic And Diluted Weighted Average Number Of Common Shares
Outstanding	31,413,333	30,202,222

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation	Statement 3
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

			Cumulative
			From
			September 29,
			2005 to
	Three Months Ended March 31		March 31,
	2007	2006	2007
Cash Resources Provided By (Used In)			(Note 2)
Operating Activities
Income (loss) for the period	$(460,666)	$(564,981)	$(2,503,853)
Adjustments to Reconcile Net Loss to Net Cash Provided by
Operating Activities
Stock based compensation - consulting	22,375	-	167,320
Loss on embedded derivative liabilities (Note 6f)	23,000	-	(120,000)
Interest expense - beneficial conversion feature of debenture (Notse
6a & 6b)	-	390,000	1,026,000
Accounts receivable	23,924	-	(31,915)
Prepaid expenses	8,010	(12,880)	(23,661)
Non-cash interest expense	-	12,500	12,500
Accounts payable and accrued liabilities	31,319	62,507	37,687
Interest payable (Note 6)	47,500	(85)	138,097
	(304,538)	(112,939)	(1,297,825)
Investing Activity
Explorations advance	64,711	(358,571)	-
Acquisition of Oil and Gas property	(18,907)	(300,000)	(1,671,125)
Proceeds on sale of share of Oil and Gas property	-	-	48,062
	45,804	(658,571)	(1,623,063)
Financing Activities
Loans payable	-	(5,000)	25,200
Capital contributions	-	-	231,666
Convertible debenture	-	1,300,000	2,700,000
	-	1,295,000	2,956,866

Net Increase in Cash	(258,734)	523,490	35,978

Cash, Beginning of Period	296,530	211,465	1,818

Cash, End of Period	$37,796	$734,955	$37,796

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation	Statement 3 - Continued
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Interim Statements of Cash Flows
Expressed in US Funds
Unaudited

			Cumulative
			From
			September 29,
			2005 to
	Three Months Ended March 31		March 31,
	2007	2006	2007
			(Note 2)
Supplementary Disclosure for Non-Cash Investing and Financing
Activities
Settlement of amounts due to related party by issuance of shares	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders
fees	$-	$-	$500,000
Intrinsic value of the beneficial conversion feature of convertible
debentures (Note 6a & 6f)	$-	$-	$1,026,000
Loss (Gain) on embedded derivative liabilities (Note 6f)	$23,000	$-	$120,000
Cancellation of capital stock on disposal of subsidiary	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued
interest	$-	$512,500	$512,500
Intrinsic value of the beneficial conversion feature of the
$1,300,000 convertible debenture (Note 6b)	$-	$390,000	$1,026,000
Assets sold on disposal of subsidiary	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary	$-	$-	$(130,187)
Stock compensation expense	$22,375	$-	$167,320

Supplementary Cash Flow Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)

March 31, 2007
Expressed in US Funds

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-K for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the three-month period ended March 31, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007.

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

During the year ended December 31, 2005, the Company changed its focus toward oil and gas exploration and effective December 31, 2005, completed the transaction disposing of its 100% interest in Audiyo to the former directors. Accordingly, the comparative financial information has been restated to reclassify the assets and liabilities of Audiyo, and the income or loss of Audiyo for the comparative period. The cumulative amounts to date include the results of operations from the date of change of business focus, September 29, 2005 to March 31, 2007

On November 1, 2005, the Company effected a forward split of its issued and outstanding common shares on a 10 for 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001. The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001. All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split.

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at March 31, 2007, the Company has an accumulated deficit of $2,554,585, of which $2,503,853 was accumulated since September 29, 2005. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)

March 31, 2007
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

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2007, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2007, all of the Company’s oil and gas properties were unproven and were excluded from depletion. At March 31, 2007, management believes none of the Company’s unproven oil and gas properties reflected on the balance sheet were impaired.

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

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)

March 31, 2007
Expressed in US Funds

4.	Oil and Gas Properties

The total cost incurred and excluded from amortization are summarized as follows:

	March 31,	December 31,
	2007	2006
Oil and Gas Properties

Brown County Property (a)
Acquisition costs	$25,200	$25,200

Maverick Springs Property (b)
Financing fees	500,000	500,000
Acquisition costs	1,597,863	1,578,956
	2,097,863	2,078,956

	$2,123,063	$2,104,156

Exploration Advances

Chinchaga Property (c)	$-	$64,711

At March 31, 2007, all of the Company’s oil and gas properties are considered unproven.

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

March 31, 2007
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

March 31, 2007
Expressed in US Funds

4.	Oil and Gas Properties - Continued

	c)	Chinchaga Property, Alberta, Canada

During the year ended December 31, 2006, the Company pursuant to a cash call initially advanced $358,571 ($418,500Cdn) to fund the drilling of an exploratory well. Of this amount $189,790 ($210,600Cdn) was returned to the Company as excess cash calls. The Company sold 25.93% of its 13.5% interest in the farmout arrangement to Energy Resource Royalty Corp., a private company, for $48,062 ($53,900Cdn). The Company also realized a foreign exchange gain of $16,497 due to the refund of excess cash calls. During December 2006 the Company, pursuant to a cash call advanced a further $243,713 ($215,345Cdn) to fund the drilling of a second exploratory well. Of this advance $55,839 ($63,195Cdn) was recoverable from Energy Resource Royalty Corp.

As of March 31, 2007 $321,873 ($370,628Cdn) (December 31, 2006 - $235,979 ($266,9783Cdn)); was expended in drilling costs and $Nil (December 31, 2006 - $64,711 ($75,412Cdn); remained advanced to an unrelated party for planned future exploration expenditures on the Chinchaga property.

5.	Loan Payable

Loan payable consist of a loan made by an unrelated party to the Company. The loan is unsecured, non- interest bearing and falls due on October 31, 2007.

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

March 31, 2007
Expressed in US Funds

6.	Convertible Debentures - Continued

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the debt discount is charged to interest expense at the date of issuance.

During the three month period ended March 31, 2007 interest expense relating to the beneficial conversion feature of the 6% debentures of $nil (2006 - $390,000) and interest expense of $19,500 (three months ended March 31, 2006 $12,415) was recorded in the financial statements.

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

f)

The Company determined that the conversion feature of the 8% Convertible Debentures (Notes 6c, 6d and 6e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability. As at March 31, 2007 the fair value of the conversion feature of the 8% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $516,000, (December 31, 2006 - $493,000)

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”. The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

During the three month period ended March 31, 2007 the Company recorded interest expense relating to the beneficial conversion feature of the 8% Convertible Debentures of $nil (three month period ended March 31, 2006 - $Nil), a gain resulting from the change in fair value of the embedded derivative liability of $23,000 (three month period ended March 31, 2006 - $Nil) and interest expense of $28,000 (three month period ended March 31, 2006 - $Nil).

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)

March 31, 2007
Expressed in US Funds

6.	Convertible Debentures - Continued

The fair value of the 8% Convertible Debentures as at March 31, 2007 and December 31, 2006 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31	December 31
	2007	2006

Risk free interest rate	4.2%	4.00%
Expected life - years	0.46	0.74
Expected volatility	106%	78%
Expected dividend yield	-	-
Weighted average of fair value of options granted	0.09	$0.25

7.	Capital Stock

	a)	Stock Issuances

There were no stock issuances during the three month period ended March 31, 2007.

	b)	Stock Options

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

As at March 31, 2007, options were outstanding for the purchase of common shares as follows:

		Number
		Exercisable
	Exercise	At
Number of	Price per	March 31,	Expiry
Shares	Share	2007	Date

700,000	$ 0.50	525,000	November 21, 2010

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)

March 31, 2007
Expressed in US Funds

7.	Capital Stock - Continued

b)	Stock Options - Continued

          A summary of changes in stock options for the three month period ended March 31, 2007 and the year ended December 31, 2006 is presented below:

	March 31, 2007		December 31, 2006
	Number	Weighted	Number	Weighted
	Of	Average	Of	Average
	Stock	Exercise	Stock	Exercise
	Options	Price	Options	Price
Outstanding, beginning of period	700,000	0.50	700,000	$0.50
Issued	-	-	-	-
Outstanding, end of period	700,000	$0.50	700,000	$0.50

As at March 31, 2007, 525,000 of these options have vested.

c)	Share Purchase Warrants

As at March 31, 2007, share purchase warrants were outstanding for the purchase of common shares as follows

Number of	Exercise	Expiry
Shares	Price	Date

1,025,000	$ 0.50	March 27, 2008

A summary of changes in stock options for the three month period ended March 31, 2007 and the year ended December 31, 2006 is presented below:

	March 31, 2007		December 31, 2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price

Outstanding, beginning of period	1,025,000	0.50	-	$-

Issued	-	-	1,025,000	0.50

Outstanding, end of period	1,025,000	0.50	1,025,000	$0.50

Texola Energy Corporation
(Formerly Sound Technology, Inc.)
(An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)

March 31, 2007
Expressed in US Funds

7.	Capital Stock - Continued

d)	Stock Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital. The total fair value of the 700,000 options granted in the year ended December 31, 2005 was $180,000 based on the Black- Scholes pricing model. Since the options vest on a graded schedule during the three month period ended March 31, 2007 the Company recorded $22,375 (three month period ended March 31, 2006 - $nil) in stock based compensation, which was charged to consulting expense.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	Period Ended	Year Ended
	March 31,	December 31,
	2007	2006	2005

Risk free interest rate	-	-	3.77%
Expected life	-	-	3.00
Expected volatility	-	-	76.00%
Expected dividend yield	-	-	-
Weighted average of fair value of options granted	-	-	$0.50

8.	Commitment

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

On November 16, 2005, we entered into a share purchase agreement among our company, Raymond Li, Simon Au, and Patrick Fung. Pursuant to the terms of the share purchase agreement, we agreed to sell all of the issued and outstanding shares in the capital of Audiyo, Inc., our wholly-owned operating subsidiary, to Mr. Li, Mr. Au and Mr. Fung in exchange for: (i) the return and cancellation of all shares of our company held by such individuals; and (ii) the waiver and forgiveness of any outstanding amounts owed by our company to the three individuals. On January 5, 2006, we closed the share purchase agreement among our company, and Messers Li, Av and Fung, as reported on our current report on Form 8-K/A filed March 20, 2006.

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

Plan of Operations

Three Months ended March 31, 2007

As of March 31, 2007, our company had cash of $37,796 and a working capital deficiency of $634,662. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

Estimated Expenses for the Next Twelve Month Period
Operating Expenses
Lease Renewal Costs	$90,000
Exploration Costs	$500,000
Employee and Consultant Compensation	$50,000
Professional Fees	$50,000
General and Administrative Expenses	$15,000
Total	$705,000

Lease Renewal Costs

We anticipate incurring lease renewal costs relating to our Maverick Springs prospect pursuant to our obligations under the Participation Agreement with Cedar Strat. We anticipate that the total number of acres to be renewed or acquired by our company will be between 80,000 and 110,000 acres. On April 11, 2007, we renewed leases covering approximately 80,000 acres of our Maverick Springs prospect on payment of $95,221.

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

We estimate that our consultant and related professional compensation expenses for the next twelve month period will be approximately $50,000.

Professional Fees

We expect to incur on-going legal expenses to comply with our reporting responsibilities as a public company under the United States Securities Exchange Act of 1934, as amended. We estimate our legal and accounting expenses for the next twelve month period to be approximately $50,000.

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

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2007, we had cash of $93,372 and $728,034 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, interest payable, loans payable and a derivative liability. We had a working capital deficiency of $634,662 as of March 31, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2007.

We incurred a loss of $460,666 for the three month period ended March 31, 2007. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $705,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

As of March 31, 2007, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Going Concern

The audited financial statements included with our annual report filed with the Securities and Exchange Commission on April 18, 2007 have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2007, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2007, all of our oil and gas properties were unproven and were excluded from depletion. At March 31, 2007, management believes none of our unproven oil and gas properties reflected on the balance sheet were impaired.

The capitalized costs included in the full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proven reserves, based on current economic and operating conditions.

New Accounting Pronouncements

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment”, which establishes accounting for equity instruments exchanged for employee services. Under the provisions of SFAS 123(R), stock-based compensation cost is measured at the grant date, based on the calculated fair value of the award, and is recognized as an expense over the employees’ requisite service period (generally the vesting period of the equity grant). Before January 1, 2006, we accounted for stock-based compensation to employees in accordance with Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and complied with the disclosure requirements of SFAS No. 123, “Accounting for Stock-Based Compensation”. We adopted FAS 123(R) using the modified prospective method, which requires us to record compensation expense over the vesting period for all awards granted after the date of adoption, and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Accordingly, financial statements for the periods prior to January 1, 2006 have not been restated to reflect the fair value method of expensing share-based compensation. Adoption of SFAS No. 123(R) does not change the way we account for share-based payments to non-employees, with guidance provided by SFAS 123 (as originally issued) and Emerging Issues Task Force Issue No. 96-18, “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services”.

In December 2004, FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29". The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions", is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. SFAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

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

It establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. In addition, SFAS 155 clarifies which interest-only strips and principal-only strips are not subject to the requirements of Statement 133. It also clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives. SFAS 155 amends Statement 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. This Statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on our results of operations or financial position.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $460,666 for the three month period ended March 31, 2007, and cumulative losses of $2,503,853 since inception to March 31, 2007. As of March 31, 2007, we had a working capital deficiency of $634,662. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through March 31, 2007, we have incurred aggregate losses of $2,503,853. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Competition in the oil and gas industry is very intense and there is no assurance that we will be successful in acquiring additional property interests.

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

Item 3. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms, and that such information is accumulated and communicated to our management, including our President (also our Principal Executive Officer and Principal Accounting Officer) to allow for timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of March 31, 2007, the end of the first quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (also our Principal Executive Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (also our Principal Executive Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits.

Exhibits required by Item 601 of Regulation S-B

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)

(4)	Instruments Defining Rights of Security Holders, Including Indentures

4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)

(10)	Material Contracts

10.1	Loan Agreement dated October 1, 2005, between our company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.2	Debt Settlement and Subscription Agreement dated October 15, 2005, between our company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.3	Consulting Agreement dated November 1, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.4	Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.5	Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.6	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.7	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)

10.8	Stock Option and Subscription Agreement dated November 21, 2005, between our company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.9	Form of Subscription Agreement between our company and six persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.10	Finder's Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

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
May 18, 2007