Form 10QSB/A
period 2006-06-30
TEXOLA ENERGY CORP
filed 2007-07-10
CIK 217209

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

EXPLANATION OF THE AMENDED FILING: THIS FORM 10-QSB AND THE FINANCIAL STATEMENTS FOR THE PERIOD ENDED JUNE 30, 2006 INCLUDED HEREIN HAVE BEEN AMENDED. OUR COMPANY HAS RESTATED THE FINANCIAL STATEMENTS TO CORRECT THE CALCULATIONS CONCERNING CERTAIN CONVERTIBLE DEBENTURES. ACCORDINGLY, OUR COMPANY HAS RESTATED THE BALANCE SHEET, STATEMENT OF LOSS, STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY) AND STATEMENT OF CASH FLOWS FOR THE PERIOD ENDING JUNE 30, 2006 TO CORRECTLY PRESENT THESE REVISED CALCULATIONS.

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

TEXOLA ENERGY CORPORATION

(Formerly Sound Technology, Inc.)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2006

(Unaudited)

Expressed in US Funds

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 1
Interim Balance Sheet
Expressed in US Funds

	June 30,	December 31,
	2006	2005
	(Unaudited)	(Audited)
	(Restated Note 9)
ASSETS
Current
Cash	$104,391	$211,465
Prepaid expenses	15,030	-
	119,421	211,465
Exploration Advances (Note 4c)	20,737	-
Oil and Gas Properties (Note 4)	1,908,015	525,200
	$2,048,173	$736,665

LIABILITIES
Current
Accounts payable and accrued liabilities	$73,532	$32,920
Interest payable	25,812	5,000
Loans payable (Note 5)	25,200	30,200
Derivative liability (Note 6d)	125,000	-
	249,544	68,120
Share Subscriptions Received	-	231,666
Convertible Debentures (Note 6)	1,600,000	500,000
	1,849,544	799,786
Continued Operations (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.0001 per share
Issued:
31,413,333 shares (December 31, 2005 – 29,925,000 shares)	4,481	2,993

Additional Paid-in Capital	1,271,049	83,507
Deficit Accumulated During the Exploration Stage	(1,076,901)	(149,621)
	198,629	(63,121)
	$2,048,173	$736,665

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 2
Interim Statements of Stockholders Equity (Deficiency) (Restated – Note 9)
For the Period from Inception October 21, 2003 to June 30, 2006
Expressed in US Funds

				Deficit
	Common Shares			Accumulated
			Additional	During the	Accumulated
			Paid In	Exploration	Comprehensive	Special
	Shares	Amount	Capital	Stage	Loss	Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$50	$50	$-	$-	$-	$100
Special distribution	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)
Balance - December 31, 2003	500,000	50	50	(3,900)	-	(3,300)	(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	8,990	35,960	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	90,400,000	9,040	36,010	(67,364)	(526)	(3,300)	(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations	(60,500,000)	(6,050)	-	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)
Balance - December 31, 2005	29,925,000	2,993	83,507	(149,621)	-	-	(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Notes 6a and 6b)	-	-	390,000	-	-	-	390,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7a)	463,333	463	231,203	-	-	-	231,666
Stock based compensation			54,864				54,864
Net loss for the period	-	-	-	(927,280)	-	-	(927,280)
	31,413,333	$4,481	$1,271,049	$(1,076,901)	$-	$-	$198,629

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)	Statement 3
Interim Statements of (Loss) (Restated Note 9)
Expressed in US Funds

					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended June 30		Six Months Ended June 30		June 30,
	2006	2005	2006	2005	2006
	(Restated Note 9)	(Note 10)	(Restated Note 9)	(Notes 2 & 10)	(Note2)
					(Restated Note 9)

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	10,991	-	10,991	-	10,991
Audit and accounting fees	8,141	3,750	26,700	7,500	46,200
Consulting fees	114,864	-	174,864	3,000	219,864
Communications	4,718	-	8,817	-	8,817
Interest expense - beneficial conversion feature of debenture (Note 6a, 6b & 6c)	157,000	-	547,000	-	547,000
Gain on embedded derivative liabilities (Note 6c)	(32,000)	-	(32,000)	-	(32,000)
Foreign exchange (gain) loss	(14,520)	-	(16,136)	-	(14,231)
Interest and bank charges	696	10	1,165	20	1,178
Interest on long term debt (Note 6a)	20,897	-	33,312	-	38,312
Investor relations	33,393	-	63,393	-	63,393
Legal fees	15,127	3,000	27,079	8,000	46,903
Office and miscellaneous	3,704	-	7,560	970	8,857
Transfer agent and filing fees	291	-	1,556	-	7,906
Travel	38,997	-	72,979	-	72,979

Total operating expenses	362,299	6,760	927,280	19,490	1,026,169

Loss from Continuing Operations	(362,299)	(6,760)	(927,280)	(19,490)	(1,026,169)

Discontinued Operations
Income (loss) from discontinued operations	-	(2,888)	-	15,916	-

Loss for the Period	$(362,299)	$(9,648)	$(927,280)	$(3,574)	$(1,026,169)

Basic And Diluted Net Earnings (Loss) Per Common Share	(0.01)	(0.00)	(0.03)	(0.00)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	31,413,333	90,040,000	30,811,123	90,040,000

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)		Statement 4
Interim Statements of Cash Flows
Expressed in US Funds
					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended June 30		Six Months Ended June 30		June 30,
	2006	2005	2006	2005	2006
	(Restated Note 9)	(Note 10)	(Restated Note 9)	(Notes 2 & 10)	(Note2)
					(Restated Note 9)
Cash Resources Provided By (Used In)

Operating Activities
Income (loss) for the period	$(362,299)	$(9,648)	$(927,280)	$(3,574)	$(1,026,169)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Consulting - Stock based compensation	54,864	-	54,864	-	99,864
Interest expense - beneficial conversion feature of debenture (Note 6a, 6b & 6c)	157,000	-	547,000	-	547,000
Gain on embedded derivative liabilities (Note 6c)	(32,000)	-	(32,000)	*	(32,000)
Prepaid expenses	(2,150)	-	(15,030)	-	(15,030)
Non-cash interest expense	-	-	12,500	-	12,500
Assets held for resale and discontinued operations	-	(600)	-	(36,988)	-
Accounts payable and accrued liabilities	(21,895)	3,750	40,612	4,000	62,482
Interest payable	20,897		20,812		25,812
Due to related parties	-	19,985	-	39,610	-
Liabilities held for resale and discontinued operations	-	3,488	-	21,432	-

	(185,583)	16,975	(298,522)	24,480	(325,541)
Investing Activity
Explorations advance	337,834	-	(20,737)	-	(20,737)
Acquisition of Oil and Gas property	(1,082,815)	-	(1,382,815)	-	(1,408,015)

	(744,981)	-	(1,403,552)	-	(1,428,752)
Financing Activities
Loans payable	-	-	(5,000)	-	25,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	300,000	-	1,600,000	-	1,600,000

	300,000	-	1,595,000	-	1,856,866

Net Increase (Decrease) in Cash	(630,564)	16,975	(107,074)	24,480	102,573

Cash, Beginning of Period	734,955	10,331	211,465	2,826	1,818

Cash, End of Period	$104,391	$27,306	$104,391	$27,306	$104,391

The accompanying notes are an integral part of these interim financial statements

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)		Statement 4 - Continued
Interim Statements of Cash Flows (Restated Note 9)
Expressed in US Funds
					Cumulative
					From
					September 29,
					2005 to
	Three Months Ended June 30		Six Months Ended June 30		June 30,
	2006	2005	2006	2005	2006
	(Restated Note 9)	(Note 10)	(Restated Note 9)	(Notes 2 & 10)	(Note2)
					(Restated Note 9)

Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares	$-	$-	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees	$-	$-	$-	$-	$500,000
Cancellation of capital stock on disposal of subsidiary	$-	$-	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest	$-	$-	$512,000	$-	$512,000
Intrinsic value of the beneficial conversion feature convertible debentures (Note 6a, 6b and 6c)	$157,000	$-	$547,000	$-	$547,000
Gain on embedded derivative liabilities (Note 6c)	$(32,000)	$-	$(32,000)	$-	$(32,000)
Assets sold on disposal of subsidiary	$-	$-	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary	$-	$-	$-	$-	$(130,187)
Stock compensation expense	$54,864	$-	$54,864	$-	$99,864

Supplementary Cash Flow Disclosures
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

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

During the three month and six month periods ended June 30, 2006 interest expense relating to the beneficial conversion feature of the 6% debentures of $nil and $390,000 respectively was recorded in these interim financial statements.

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

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

6.	Convertible Debentures – Continued

d)

The Company determined that the conversion feature of the 8% Convertible Debentures (Note 6c) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability. As at June 30, 2006 the fair value of the conversion feature of the 8% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $125,000.

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”. The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

During the three month and six month periods ended June 30, 2006 the Company recorded interest expense relating to the beneficial conversion feature of the 8% Convertible Debenture of $157,000 and $157,000 respectively, and a gain resulting from the change in fair value of the embedded derivative liability of $32,000 and $32,000 respectively.

The fair value of the 8% Convertible Debentures as at June 30, 2006 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	2006	2005

Risk free interest rate	4.37%	-
Expected life	1.83	-
Expected volatility	76%	-
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.33	-

7.	Capital Stock

a)	Stock Issuances

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

9.	Restatement of the June 30, 2006 Financial Position

a)

The Company has restated its June 30, 2006 financial statements in order to account for certain Convertible Debentures in accordance with Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), because the conversion feature of these debentures met the attributes of a liability. Accordingly the fair value of the conversion feature has been recorded as a current liability. Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”. The Convertible Debentures are immediately convertible at the option of the holder and therefore the Company recorded an interest expense at the inception of the conversion feature. (Note 6c).

As a result of the restatement as at June 30, 2006, current liabilities have increased by $125,000, additional paid in capital has reduced by $54,000 and the accumulated deficit has increased by $71,000, resulting in an decrease in the shareholders equity of $125,000.

The effect of the restatement on the income statements for the three and six month periods ended June 30, 2006 is an increase in interest on beneficial conversion of $103,000 and $103,000 respectively, and an increase in gain on embedded derivative liability of $32,000 and $32,000 respectively.

Texola Energy Corporation (Formerly Sound Technology, Inc.) (An Exploration Stage Company)
Notes to Interim Financial Statements (Unaudited)
June 30, 2006
Expressed in US Funds

9.	Restatement of the June 30, 2006 Financial Position

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

RESULTS OF OPERATIONS

Three Months ended June 30, 2006

As of June 30, 2006, our company had cash of $104,391 and a working capital deficiency of $130,123. We estimate our operating expenses and working capital requirements for the next twelve period to be as follows:

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

We incurred a loss of $362,299 for the three month period ended June 30, 2006 compared to a loss of $9,648 for the three month period ended June 30, 2005. As of June 30, 2006, we had a working capital deficiency of $130,123 compared to a working capital of $143,345 as of December 31, 2005. We issued an 8% convertible debenture on May 10, 2006 in the principle amount of $300,000. Pursuant to the terms of the convertible debenture, the holder may convert all or any part of the principal outstanding plus any accrued interest into shares of our common stock at a conversion price per share equal to the lower of $1.00 or the closing price of our common shares on the date of conversion as listed on a principal market as quoted by Bloomberg LP. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $1,515,000. As we had cash of $104,391 as at June 30, 2006, we will be required to raise additional funds through the issuance of equity securities or through debt financing in order to cover our estimated operating expenses during the next twelve month period. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfil any additional cash requirement through the sale of our equity securities.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2006, we had cash of $104,391 and $249,544 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, interest payable, loans payable and a derivative liability. We had a working capital deficiency of $130,123 as of June 30, 2006.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $362,299 for the three month period ended June 30, 2006, and accumulative losses of $1,076,901 since inception to June 30, 2006. As of June 30, 2006, we had a working capital deficiency of $130,123. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through June 30, 2006, we have incurred aggregate losses of $1,076,901. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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
10.29

Private Placement Subscription Agreement dated May 10, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Quarterly Report on Form 10-QSB filed on August 14, 2006)

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

July 10, 2007

CW1233351.3