Form 10QSB
period 2007-06-30
TEXOLA ENERGY CORP
filed 2007-08-14
CIK 217209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended  June 30, 2007

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

604.685-8355
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

Yes [  ]     No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   31,413,333 common shares issued and outstanding as of August 14, 2007

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

click here for printer-friendly PDF version

INDEX

		Page
PART I.	FINANCIAL INFORMATION

ITEM 1.	Financial Statements	3

	Interim Balance Sheets as at June 30, 2007 with comparative figures as at December 31, 2006	5

	Interim Statement of Operations For the three and six months ended June 30, 2007and 2006	6

	Interim Statement of Cash Flows For the six months ended June 30, 2007 and 2006	7-8

	Statement of Stockholders’ Equity For the period October 21, 2003 (date of inception) to June 30, 2007	9
		10-16
	Notes to the Financial Statements.

ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	17

ITEM 3.	Controls and Procedures	27

PART II.	OTHER INFORMATION	29

ITEM 1.	Legal Proceedings	29

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

ITEM 3.	Defaults Upon Senior Securities	28

ITEM 4.	Submission of Matters to a Vote of Security Holders	29

ITEM 5.	Other Information	29

ITEM 6.	Exhibits	29

	SIGNATURES	31

PART I  - FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2007 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

June 30, 2007
(Unaudited)

Expressed in US Funds

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM  BALANCE SHEETS

JUNE 30, 2007 and DECEMBER  31, 2006

(Unaudited)
(Stated in US Dollars)

	June 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
		(Restated Note 9)
ASSETS
Current
Cash	$35,441	$296,530
Receivable	18,269	55,839
Prepaid expenses	12,680	31,671
	66,390	384,040

Exploration Advances (Note 4)	-	64,711
Oil and Gas Properties (Note 4)	2,123,943	2,104,156
	$2,190,333	$2,552,907

LIABILITIES
Current
Accounts payable and accrued liabilities	$68,442	$17,418
Interest payable	185,597	90,597
Loans payable (Note 5)	122,200	25,200
Derivative liability (Note 6)	364,000	493,000
	740,239	626,215

Convertible Debentures (Note 6)	2,700,000	2,700,000
	3,440,239	3,326,215
Continued Operations (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.0001 per share
Issued:
31,413,333 shares (December 31, 2005 – 29,925,000 shares)	31,413	31,413

Additional Paid-in Capital	1,324,253	1,289,198
Deficit Accumulated During the Exploration Stage	(2,605,572)	(2,093,919)
	(1,249,906)	(773,308)
	$2,190,333	$2,552,907

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2007 and 2006

 (Unaudited)
(Stated in US Dollars)

					Cumulative
					From
	Three Months Ended June 30		Six Months Ended June 30		Sept. 29,
	2007	2006	2007	2006	2005 to
		(Restated Note 9)		(Restated Note 9)	June 30, 2007 (Restated Note 9)

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	338	10,991	1,013	10,991	50,764
Audit and accounting fees	13,509	8,141	29,470	26,700	79,623
Consulting fees	72,680	114,864	155,480	174,864	542,425
Communications	210	4,718	810	8,817	16,484
Directors fees	-	-	100,000	-	100,000
Drilling and exploration	6,423	-	92,318	-	328,297
Interest expense – beneficial conversion feature of debenture (Note 6)	-	157,000	-	547,000	1,026,000
Gain on embedded derivative liabilities (Note 6)	(152,000)	(32,000)	(129,000)	(32,000)	(272,000)
Foreign exchange (gain) loss	(515)	(14,520)	562	(16,136)	(14,210)
Interest and bank charges	98	696	206	1,165	1,938
Interest on long term debt (Note 6)	47,500	20,897	95,000	33,312	198,097
Investor relations	46,000	33,393	106,000	63,393	246,000
Legal fees	7,116	15,127	14,157	27,079	76,158
Office and miscellaneous	9,078	3,704	20,391	7,560	32,121
Transfer agent/filing fees	551	291	2,751	1,556	11,187
Travel	-	38,997	22,495	72,979	131,957
Total operating expenses	(50,988)	(362,299)	(511,653)	(927,280)	(2,554,841)
Loss from Continuing Operations	(50,988)	(362,299)	(511,653)	(927,280)	(2,554,841)
Income (loss) from discontinued operations	-	-	-	-	-

Loss for the Period	$(50,988)	$(362,299)	$(511,653)	$(927,280)	$(2,554,841)
Basic And Diluted Net Earnings (Loss) Per Common Share	(0.00)	(0.01)	(0.02)	(0.03)
Basic And Diluted Weighted Average Number Of Common Shares Outstanding	31,413,333	31,413,333	31,413,333	31,413,333

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

For the six months ended June 30, 2007 and 2006

(Unaudited)
(Stated in US Dollars)

					Cumulative From September 29, 2005 to June 30, 2007

Three Months Ended June 30			Six Months Ended June 30
	2007	2006	2007	2006
		(Restated Note 9)		(Restated Note 9)	(Restated Note 9)
Cash Resources Provided By (Used In)
Operating Activities
Income (loss) for the period	$(50,988)	$(362,299)	$(511,653)	$(927,280)	$(2,554,841)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Consulting - stock based compensation	12,680	54,864	35,055	54,864	180,000
Interest expense - beneficial conversion feature of debenture (Note 6)	-	157,000	-	547,000	1,026,000
Gain on embedded derivative liabilities (Note 6)	(152,000)	(32,000)	(129,000)	(32,000)	(272,000)
Receivable	13,646		37,570	-	(18,269)
Prepaid expenses	10,981	(2,150)	18,991	(15,030)	(12,680)
Non-cash interest expense	-	-	-	12,500	12,500
Assets held for resale and discontinued operations	-	-	-	-	-
Accounts payable and accrued liabilities	19,706	(21,895)	51,024	40,612	57,393
Interest payable	47,500	20,897	95,000	20,812	185,597
Due to related parties	-	-	-	-	-
Liabilities held for resale and discontinued operations	-	-	-	-	-
	(98,475)	(185,583)	(403,013)	(298,522)	(1,396,300)
Investing Activity
Explorations advance	-	337,834	64,711	(20,737)	-
Acquisition of oil and gas property	(881)	(1,082,815)	(19,788)	(1,382,815)	(1,672,006)
Proceeds on sale of share of oil and gas property	-	-	-	-	48,062
	(881)	(744,981)	44,923	(1,403,552)	(1,623,944)
Financing Activities
Loans payable	97,000	-	97,000	(5,000)	122,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	-	300,000	-	1,600.000	2,700,000
	97,000	300,000	97,000	1,595,000	3,053,866
Net Increase (Decrease) in Cash	(2,356)	(630,564)	(261,090)	(107,074)	33,622

Cash, Beginning of Period	37,796	734,955	296,530	211,465	1,818

Cash, End of Period	$35,440	$104,391	$35,440	$104,391	$35,440

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS - Continued

For the six months ended June 30, 2007 and 2006

(Unaudited)
(Stated in US Dollars)

				Cumulative From September 29, 2005 to June 30, 2007

Three Months Ended June 30		Six Months Ended June 30
2007	2006	2007	2006
	(Restated Note 9)		(Restated Note 9)	(Note2) (Restated Note 9)

Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares	$-	$-	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees	$-	$-	$-	$-	$500,000
Intrinsic value of the beneficial feature of convertible debentures (Note 6)	$-	$-	$-	$-	$1,026.000
Loss(Gain) on embedded derivative liabilities (Note 6)	$(152,000)	$(32,000)	$(129,000)	$(32,000)	$(32,000)
Cancellation of capital stock on disposal of subsidiary	$-	$-	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest	$-	$-	$-	$512,000	$512,500
Intrinsic value of the beneficial conversion feature convertible debentures (Note 6)	$-	$157,000	$-	$547,000	$1,026,000
Assets sold on disposal of subsidiary	$-	$-	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary	$-	$-	$-	$-	$(130,187)
Stock compensation expense	$12,680	$54,854	$35,055	$54,864	$180,000
Supplementary Cash Flow Disclosures
Interest paid	$-	$-	$-	$-	$-
Income taxes paid	$-	$-	$-	$-	$-

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

For the period October 21, 2003 (date of inception) to June 30, 2007

(Unaudited)
(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated	Accumulated
			Additional	During the	Compre-
			Paid In	Exploration	hensive	Special
	Shares	Amount	Capital	Stage	Loss	Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$500	$(400)	$-	$-	$-	$100
Special distribution	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)
Balance - December 31, 2003	500,000	500	(400)	(3,900)	-	(3,300)	(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	89,900	(44,950)	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	90,400,000	90,400	(45,350)	(67,364)	(526)	(3,300)	(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations	(60,500,000)	(6,050)	54,450	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)
Balance - December 31, 2005	29,925,000	29,925	56,575	(149,621)	-	-	(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Note 6)	-	-	390,000	-	-	-	390,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7)	463,333	463	231,203	-	-	-	231,666
Stock based compensation			99,945				99,945
Net loss for the period	-	-	-	(1,944,298)	-	-	(1,944,298)
Balance - December 31, 2006	31,413,333	$31,413	$1,289,198	$(2,093,919)	$-	$-	$(773,308)
Stock based compensation			35,055				35,055
Net loss for the period	-	-	-	(511,653)	-	-	(511,653)
Balance – June 30, 2007	31,413,333	$31,413	$1,324,253	$(2,605,572)	$-	$-	$(1,249,906)

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

June 30, 2007

(Unaudited)

(Stated in US Dollars)

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented.  This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2006.  The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context.  Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted.  The results of operations for the six-month period ended June 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007

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

In 2003, the Company acquired Audiyo Inc. (“Audiyo”), a company incorporated in Ontario, Canada.  Audiyo was an audio component Internet retailer with an interactive user-friendly website, www.audiyo.com, that enables the DIY (do-it-yourself) hobbyist to build sound systems by themselves at a price substantially less than current retail prices. Audiyo’s website provides step-by-step process instructions with visuals including tools and components required to build audio projects.

During the year ended December 31, 2005, the Company changed its focus toward oil and gas exploration and effective December 31, 2005, completed the transaction disposing of its 100% interest in Audiyo to the former directors.  Accordingly, the comparative financial information has been restated to reclassify the assets and liabilities of Audiyo, and the income or loss of Audiyo for the comparative period. Accordingly, the cumulative amounts to date include the results of operations from the date of change of business focus, September 29, 2005 to June 30, 2007

On November 1, 2005, the Company effected a forward split of its issued and outstanding common shares on a 10 for 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001.  The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001.  All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split.  After taking into effect debt conversions, settlement of debt by shares, discontinued operations and private placements, the common shares issued and outstanding amounted to 31,413,333 as at June 30, 2007 (December 31, 2006 – 31,413,333)

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at June 30, 2007, the Company has a working capital deficit of $673,849 and an accumulated deficit of $2,605,572, of which $2,554,841 has accumulated since September 29, 2005.  The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

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

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2007, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2007, all of the Company’s oil and gas properties were unproven and were excluded from depletion. At June 30, 2007, management believes none of the Company’s unproven oil and gas properties reflected on the balance sheet were impaired.

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

4.	Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	June 30, 2007	December 31, 2006
Brown County Property (a)
Acquisition costs	$25,200	$25,200

Maverick Springs Property (b)
Financing fees	500,000	500,000
Acquisition costs	1,598,743	1,578,956
	2,098,743	2,078,956

	$2,123,943	$2,104,156
Exploration Advances
Chinchaga Property (c)	$-	$64,711

At June 30, 2007, all of the Company’s oil and gas properties are considered unproven.

a)	Brown County Property, Kansas, United States

Under an assignment agreement dated November 11, 2005, the Company acquired the “Brown County Property” from Heartland Oil and Gas Corp. at a cost of $25,200, paid in cash.  The Brown County Property consists of 23 oil and gas leases covering an aggregate of approximately 6,328 acres, located in the State of Kansas.  The expiration dates for the leases range from dates in October 2008 through April 2014.

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

The minimum participation fee (renegotiated) is payable as follows:

(i)	$100,000 upon execution of the agreement (paid);
(ii)	$200,000 on or before March 28, 2006 (paid);
(iii)	$100,000 on or before May 7, 2006 (paid); and
(iv)	$300,000 on or before June 7, 2006 (paid).

If the participation fee exceeds $700,000 then the balance of the fee is payable as follows:

(i)	$100,000 within 30 days of delivery of a gravity model coinciding with a structural cross section delivered as part of the base prospect fee (paid);
(ii)	$200,000 within 30 days of delivery of a second structural cross section with gravity mode (paid)
(iii)	$100,000 at the time of well permitting.

In addition to the above the Company is required to:

(i)	commence a drilling program on the property within eighteen months of Cedar Strat completing the comprehensive survey in accordance with the participation agreement;
(ii)	drill one test well within 18 months of completion of the survey and a subsequent test well within 12 months following the completion or abandonment of the prior test well; and
(iii)	Drill a subsequent test well every 12 months for the term of the participation agreement.

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

As of June 30, 2007 $328,297 ($376,867Cdn) (December 31, 2006 - $235,979 ($266,9783Cdn)); was expended in drilling costs and $Nil (December 31, 2006 - $64,711 ($75,412Cdn); remained advanced to an unrelated party for planned future exploration expenditures on the Chinchaga property.

5.	Loans Payable

Loans payable consist of two loans of $25,200 and $97,000 made by an unrelated party to the Company.  The loans are unsecured, non-interest bearing and fall due on October 31, 2007 and  May 20, 2008.

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

During the six month period ended June 30, 2007 interest expense relating to the beneficial conversion feature of the 6% debentures of $nil (2006 - $547,000).

c)

On May 10, 2006, the Company issued a Convertible Debenture in the amount of $300,000.  The Debenture bears interest at 8% per annum, and falls due May 10, 2008.  Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $1.00 or the market price of the common stock at the time of conversion.

d)

On September 1, 2006, the Company issued a Convertible Debenture in the amount of $400,000.  The Debenture bears interest at 8% per annum, and falls due September 1, 2007.  Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $0.80 or 90% of the market price of the common stock at the time of conversion

e)

On November 15, 2006, the Company issued a Convertible Debenture in the amount of $700,000.  The Debenture bears interest at 8% per annum, and falls due November 15, 2007.  Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $0.80 or 90% of the market price of the common stock at the time of conversion.

f)

The Company determined that the conversion feature of the 8% Convertible Debentures (Notes 6c, 6d  and 6e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at June 30, 2007 the fair value of the conversion feature of the 8% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $516,000, (December 31, 2006 - $493,000)

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”.  The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

During the six month period ended June 30, 2007 the Company recorded interest expense relating to the beneficial conversion feature of the 8% Convertible Debentures of $nil (six month period ended June 30, 2006 - $Nil), and a gain resulting from the change in fair value of the embedded derivative liability of $129,000 (six month period ended June 30, 2006 – 32,000)

The fair value of the 8% Convertible Debentures as at June 30, 2007 and December 31, 2006 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30	December 31
	2007	2006

Risk free interest rate	4.1%	4.00%
Expected life – years	0.41	0.74
Expected volatility	77%	78%
Expected dividend yield	-	-
Weighted average of fair value of options granted	0.04	$0.25

7.	Capital Stock

a)	Stock Issuances

There were no stock issuances during the six month period ended June 30, 2007.

b)	Stock Options

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

As at June 30, 2007, options were outstanding for the purchase of common shares as follows:

		Number
Number of	Exercise Price	Exercisable at	Expiry
Shares	Per Share	June 30, 2007	Date

700,000	$ 0.50	700,000	November 21, 2010

Of these options, 175,000 vested at November 21, 2005, and 175,000 vested on May 21, 2006.  Stock based compensation expense booked during the six months ended June 30, 2007 period comprises $45,000 for options vesting and $9,836 for stock based compensation expense accruing to the option holders.

c)	Share Purchase Warrants

As at June 30, 2007, share purchase warrants were outstanding for the purchase of common shares as follows

Number of	Exercise	Expiry
Shares	Price	Date

1,025,000	$0.50	March 27, 2008

The following is a summary of the share purchase warrant activity during the six month period ended June 30, 2007 and the year ended December 31, 2005:

	June 30, 2007		December 31, 2005
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	-	$-	-	$-
Issued	1,025,000	0.50	-	-
Cancelled/Expired	-	-	-	-
Outstanding, end of period	1,025,000	$0.50	-	$-

d)	Stock Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period.  Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital.  No stock options were granted during the six month period ended June 30, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006

Risk free interest rate	n/a	3.77%
Expected life	n/a	3.00
Expected volatility	n/a	76.00%
Expected dividend yield	n/a	-
Weighted average of fair value of options granted	n/a	$0.50

8.	Commitments – see Note 11

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

As a result of the restatement as at June 30, 2006, current liabilities increased by $125,000, additional paid in capital was reduced by $54,000 and the accumulated deficit increased by $71,000, resulting in an decrease in the shareholders equity of $125,000.

The effect of the restatement on the income statements for the three and six month periods ended June 30, 2006 was an increase in interest on beneficial conversion of $103,000 and $103,000 respectively, and an increase in gain on embedded derivative liability of $32,000 and $32,000 respectively.

b)	The Company has reclassified stock based compensation incurred into the expense line item to which it relates, consulting fees.

10.	Comparative Figures

Certain of the comparative figures have been reclassified to conform to the presentation adopted for the current year.

11.	Subsequent Events

On July 13, 2007, we received the written resignation of Thornton Donaldson as our President, Secretary and Treasurer and we appointed Maya Vinogradov as President, Secretary and Treasurer in place of Thornton Donaldson. On the same date, we also appointed Maya Vinogradov as a director of our company.

On July 16, 2007, we received the written resignation of Thornton Donaldson as a director of our company.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

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

On November 16, 2005, we entered into a share purchase agreement among our Company, Raymond Li, Simon Au, and Patrick Fung. Pursuant to the terms of the share purchase agreement, we agreed to sell all of the issued and outstanding shares in the capital of Audiyo, Inc., our wholly-owned operating subsidiary, to Mr. Li, Mr. Au and Mr. Fung in exchange for: (i) the return and cancellation of all shares of our Company held by such individuals; and (ii) the waiver and forgiveness of any outstanding amounts owed by our Company to the three individuals. On January 5, 2006, we closed the share purchase agreement among our Company, and Messrs. Li, Av and Fung, as reported on our current report on Form 8-K/A filed March 20, 2006.

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

Plan of Operations

Management will be required to raise additional funds or seek a joint venture arrangement if it is to meet its proposed programs and objectives. As outlined below, management may reassess its going forward plans on its Maverick Springs program.

Results of Operations for the Six Months Ended June 30, 2007 and June 30, 2006

Revenues for the six months ended June 30, 2007 and June 30, 2006 were $Nil.

Expenses for the six months ended June 30, 2007 were $511,653 compared to $927,280 for the six months ended June 30, 2006, resulting in a decrease of $415,627 or 44.8%.  The $511,653 for the six months ended June 30, 2007 consisted of a gain of $129,000 on embedded derivative liabilities, $155,480 in consulting fees, $100,000 in a one-time payment to a former director, $29,470 in audit and accounting fees, $92,318 in drilling and exploration costs, interest expenses of $95,000, $106,000 in investor relations costs, $14,157 in legal fees, $22,495 in travel expenses and the remaining $25,733 in general and administrative expenses.

The net loss for the six months ended June 30, 2007 was $511,653 compared to $927,280 for the six months ended June 30, 2006.

Results of Operations for the Three Months Ended June 30, 2007 and June 30, 2006

Revenues for the three months ended June 30, 2007 and June 30, 2006 were $Nil.

Expenses decreased from $362,299 during the three months ended June 30, 2006 to $50,988 during the three months ended June 30, 2007.  Consulting fees for the three months June 30, 2007 totalling $72,680 were down $42,184 for the same period ended June 30, 2006, interest expense relating to the beneficial conversion feature of a debenture was $Nil compared to $157,000 for the same period ended June 30, 2006.  The gain on embedded derivative liabilities amounted to $152,000, an increase of $120,000 over the same period ended June 30, 2006.

The net loss for the three months ended June 30, 2007 amounted to $50,998 compared to $362,299 for the three months ended June 30, 2006.

As of June 30, 2007, our Company had cash $35,441 and a working capital deficiency of $673,849. In addition to the costs set out above, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Expenses for the next Twelve Month Period
Operating Expenses	$
Lease Renewal Costs		$90,000
Exploration Costs		$500,000
Employee and Consultant Compensation		$50,000
Professional Fees		$50,000
General and Administrative Expenses		$15,000
Total		$705,000

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

Exploration Costs

We anticipate incurring exploration costs relating to our Maverick Springs prospect estimated at a minimum of $500,000 for a seismic survey. Although we continue to retain a 10% working interest in the prospect, we do not anticipate incurring costs related to our Chinchaga prospect in 2007. In the event a second well is drilled on the 7,000 acre prospect area, we will assess our participation at that time.  Management may reassess its going forward plans on its Maverick Springs program.

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

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2007, we had $35,441 in cash and total current assets of $66,390 and $740,239 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, interest payable, loans payable and a derivative liability. We had a working capital deficiency of $673,849 as of June 30, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2007.

We incurred a loss of $511,653 for the six month period ended June 30, 2007. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $705,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

As of June 30, 2007, our Company did not have any material commitments for capital expenditures and management does not anticipate that our Company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2007, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2007, all of our oil and gas properties were unproven and were excluded from depletion. At June 30, 2007, management believes none of our unproven oil and gas properties reflected on the balance sheet were impaired.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $511,653 for the six month period ended June 30, 2007, and cumulative losses of $2,605,572 since inception to June 30, 2007. As of June 30, 2007, we had a working capital deficiency of $673,849. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through June 30, 2007, we have incurred aggregate losses of $2,605,572. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

The business of oil and gas exploration and development is highly speculative involving substantial risk. There is generally no way to recover any funds expended on a particular property unless reserves are established and unless we can exploit such reserves in an economic manner. We can provide investors with no assurance that any property interest that we may acquire will provide commercially exploitable reserves. Any expenditure by our Company in connection with locating, acquiring and developing an interest in a mineral or oil and gas property may not provide or contain commercial quantities of reserves.

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

In the course of the exploration, acquisition and development of mineral properties, several risks and, in particular, unexpected or unusual geological or operating conditions may occur. Drilling operations generally involve a high degree of risk. Hazards such as unusual or unexpected geological formations, power outages, labor disruptions, blow-outs, sour gas leakage, fire, inability to obtain suitable or adequate machinery, equipment or labor, and other risks are involved. We may become subject to liability for pollution. It is not always possible to fully insure against such risks, and we do not currently have any insurance against such risks nor do we intend to obtain such insurance in the near future due to high costs of insurance. Should such liabilities arise, they could reduce or eliminate any future profitability and result in an increase in costs and a decline in value of the securities of our Company.

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

As of June 30, 2007, the end of the second quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (also our Principal Executive Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (also our Principal Executive Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENION SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
(4)	Instruments Defining Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
(10)	Material Contracts
10.1	Loan Agreement dated October 1, 2005, between our Company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.2	Debt Settlement and Subscription Agreement dated October 15, 2005, between our Company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.3	Consulting Agreement dated November 1, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.4	Share Purchase Agreement dated November 16, 2005, among our Company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.5	Assignment Agreement dated November 18, 2005, between our Company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.6	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.7	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
10.8	Stock Option and Subscription Agreement dated November 21, 2005, between our Company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.9	Form of Subscription Agreement between our Company and six persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.10	Finder's Fee Agreement dated December 5, 2005, between our Company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
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

10.16	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our Company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.17	Amendment Agreement dated April 3, 2006, between our Company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.18	Amended and Restated Agreement dated April 7, 2006, between our Company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 1350 Certifications
32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXOLA ENERGY CORPORATION

/s/ Maya Vinogradov

By:

Maya Vinogradov

President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

August 14, 2007