Form 10QSB
period 2007-09-30
TEXOLA ENERGY CORP
filed 2007-11-14
CIK 217209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________to __________

Commission file number 333-114995

TEXOLA ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

Suite 290 – 601 Cordova Street, Vancouver, British Columbia Canada V6B 1G1
(Address of principal executive offices)

(604) 488-0266
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
Yes [ ] No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,413,333 common shares issued and outstanding as of November 13, 2007

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2007include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

September 30, 2007
(Unaudited)
Expressed in US Funds

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

INTERIM BALANCE SHEETS
SEPTEMBER 30, 2007 and DECEMBER 31, 2006
(Unaudited)
(Stated in US Dollars)

	September 30,	December 31,
	2007	2006
	(Unaudited)	(Audited)
		(Restated Note 9)
ASSETS
Current
Cash	$48,510	$296,530
Receivable	24,690	55,839
Prepaid expenses	20,597	31,671
	93,797	384,040

Exploration Advances (Note 4c)	-	64,711
Oil and Gas Properties (Note 4)	2,123,943	2,104,156
	$2,217,740	$2,552,907

LIABILITIES
Current
Accounts payable and accrued liabilities	$53,209	$17,418
Interest payable	-	90,597
Loans payable (Note 5)	222,200	25,200
Derivative liability (Note 6d)	343,100	493,000
	618,509	626,215

Convertible Debentures (Note 6)	2,917,263	2,700,000
	3,535,772	3,326,215
Continued Operations (Note 2)

SHAREHOLDERS’ EQUITY (DEFICIENCY)
Capital Stock (Note 7)
Authorized:
750,000,000 common shares with a par value of $0.0001 per share
Issued:
31,413,333 shares (December 31, 2005 – 29,925,000 shares)	31,413	31,413

Additional Paid-in Capital	1,324,253	1,289,198
Deficit Accumulated During the Exploration Stage	(2,673,698)	(2,093,919)
	(1,318,032)	(773,308)
	$2,217,740	$2,552,907

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS
for the three and nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

					Cumulative
	Three Months Ended		Nine Months Ended		From
	September 30		September 30		September
	2007	2006	2007	2006	29, 2005 to
					September
		(Note 9)		(Notes	30, 2007
				2 and 9)	(Note 2)
Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion		18,939	1,013	29,930	50,764
Audit and accounting fees	10,515	7,767	39,985	34,467	90,138
Consulting fees	1,845	82,349	157,325	257,213	544,270
Communications	-	6,554	810	15,371	16,484
Directors fees	2,083	-	102,083	-	102,083
Drilling and exploration	19,418	-	111,736	-	347,715
Interest expense – beneficial
conversion feature of
debenture (Note 6a and 6b)	-	50,000	-	494,000	1,026,000
Gain on embedded derivative
liabilities (Note 6c)	(20,900)	-	(149,900)	-	(292,900)
Foreign exchange (gain) loss	(464)	(380)	99	(16,516)	(14,674)
Interest and bank charges	91	202	296	1,367	2,029
Interest on long term debt
(Note 6a)	31,666	27,359	126,666	60,671	229,763
Investor relations	7,000	30,000	113,000	93,393	253,000
Legal fees	4,758	3,917	18,915	30,996	80,916
Office and miscellaneous	9,663	669	30,055	8,229	41,784
Transfer agent/filing fees	2,451	410	5,202	1,966	13,638
Travel	-	12,514	22,495	85,493	131,957
Total operating expenses	(68,126)	(240,300)	(579,780)	(1,096,580)	(2,662,967)
Loss from Continuing
Operations	(68,126)	(240,300)	(579,780)	(1,096,580)	(2,662,967)
Income (loss) from
discontinued operations	-	-	-	-	-

Loss for the Period	$(68,126)	$(240,300)	$(579,780)	$(1,096,580)	$(2,662,967)
Basic And Diluted Net
Earnings (Loss) Per	(0.00)	(0.01)	(0.02)	(0.03)
Common Share
Basic And Diluted
Weighted Average Number
Of Common Shares
Outstanding	31,413,333	31,413,333	31,413,333	31,413,333

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)
INTERIM STATEMENT OF CASH FLOWS
For the nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

					Cumulative
					From
	Three Months Ended		Nine Months Ended		September 29, 2005
	September 30		September 30		to
	2007	2006	2007	2006	September 30, 2007
					(Note 2))
Cash Resources Provided By (Used In)
Operating Activities
Income (loss) for the period	$(68,126)	$(240,300)	$(579,779)	$(1,096,580)	$(2,622,966)

Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities
Consulting - stock based
compensation	-	22,349	35,055	77,213	180,000
Interest expense - beneficial
conversion feature of debenture
(Note 6c, 6d and 6e)	-	50,000	-	494,000	1,026,000
Gain on embedded derivative
liabilities (Note 6c, 6d and 6e)	(20,900)	-	(149,900)	-	(292,900)
Receivable	(6,421)	-	31,149	-	(24,690)
Prepaid expenses	(7,917)	835	11,074	(14,195)	(12,500)
Non-cash interest expense	-	-	-	12,500	(20,597)
Assets held for resale and
discontinued operations	-	-	-	-	-
Accounts payable and accrued
liabilities	(15,234)	(58,751)	35,791	(18,139)	42,159
Interest payable	(185,597)	27,359	(90,597)	48,171
Due to related parties	-	-	-	-	-
Liabilities held for resale and
discontinued operations	-	-	-	-	-
	(304,195)	(198,508)	(707,207)	(497,030)	(1,700,494)
Investing Activity
Explorations advance	-	7,711	64,711	(13,026)
Acquisition of oil and gas
property	-	(307,767)	(19,788)	(1,690,582)	(1,672,006)
Proceeds on sale of share of
oil and gas property	-	48,062	-	48,062	48,062
	-	(251,994)	44,923	(1,655,546)	(1,623,944)
Financing Activities
Loans payable	100,000	-	197,000	(5,000)	222,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	217,263	400,000	217,263	2,000.000	2,917,263
	317,263	400,000	414,263	1,995,000	3,371,129
Net Increase (Decrease) in Cash	13,068	(50,502)	(248,021)	(157,576)	46,691

Cash, Beginning of Period	35,441	104,391	296,530	211,465	1,818

Cash, End of Period	$48,509	$53,889	$48,509	$53,889	$48,509

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS - Continued
For the nine months ended September 30, 2007 and 2006
(Unaudited)
(Stated in US Dollars)

							Cumulative
							From
							September 29, 2005
	Three Months Ended			Nine Months Ended			to
	September 30			September 30			September 30, 2007
	2007		2006	2007		2006
							(Note 2)

Supplementary Disclosure
for Non-Cash Investing and
Financing Activities
Settlement of amounts due to
related party by issuance of
shares	$-		$-	$-		$-	$2,500
Issuance of convertible
debenture for oil and gas
property finders fees	$-		$-	$-		$-	$500,000
Intrinsic value of the beneficial
feature of convertible
debentures (Note 6a and 6f)	$-		$-	$-		$-	$1,026.000
Loss(Gain) on embedded
derivative liabilities (Note 6f)	$(20,900)	$		$(149,900)	$		$(52,900)
Cancellation of capital stock on
disposal of subsidiary	$-		$-	$-		$-	$(6,050)
Common shares issued on
conversion of debenture and
accrued interest	$-		$-	$-		$512,000	$512,500
Intrinsic value of the beneficial
conversion feature convertible
debentures (Note 6b)	$-		$50,000	$-		$494,000	$1,026,000
Assets sold on disposal of
subsidiary	$-		$-	$-		$-	$119,277
Liabilities cancelled on
disposal of subsidiary	$-		$-	$-		$-	$(130,187)

Stock compensation expense	$-		$22,349	$35,055		$77,213	$180,000
Supplementary Cash Flow
Disclosures
Interest paid	$-		$-	$-		$-	$-
Income taxes paid	$-		$-	$-		$-	$-

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY
For the period October 21, 2003 (date of inception) to September 30, 2007
(Unaudited)
(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated	Accumulated
			Additional	During the	Compre-
			Paid In	Exploration	hensive	Special
	Shares	Amount	Capital	Stage	Loss	Distribution	Total
Common shares issued for
cash at $0.0002 per share
October 14, 2003	500,000	$500	$(400)	$-	$-	$-	$100
Special distribution	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)
Balance - December 31, 2003	500,000	500	(400)	(3,900)	-	(3,300)	(7,100)
Common shares issued for
cash at $0.0005 per share	89,900,000	89,900	(44,950)	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	90,400,000	90,400	(45,350)	(67,364)	(526)	(3,300)	(26,140)
Common shares issued in
settlement of loan from related
party at $0.10 per share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations	(60,500,000)	(6,050)	54,450	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)
Balance - December 31, 2005	29,925,000	29,925	56,575	(149,621)	-	-	(63,121)
Common shares issued on
conversion of debenture and
accrued interest	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the
beneficial conversion feature
of the convertible debentures
(Note 6a and 6b)	-	-	390,000	-	-	-	390,000
Common shares issued
pursuant to private placement
at $0.50 per share (Note 7a)	463,333	463	231,203	-	-	-	231,666
Stock based compensation			99,945				99,945
Net loss for the period	-	-	-	(1,944,298)	-	-	(1,944,298)
Balance - December 31, 2006	31,413,333	$31,413	$1,289,198	$(2,093,919)	$-	$-	$(773,308)
Stock based compensation			35,055				35,055
Net loss for the period	-	-	-	(579,779)	-	-	(579,779)
Balance – September 30, 2007	31,413,333	$31,413	$1,324,253	$(2,673,698)	$-	$-	$(1,318,032)

The accompanying notes are an integral part of these interim financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)
(Stated in US Dollars)

1.	Basis of Presentation

The unaudited financial information furnished herein reflects all adjustments, which in the opinion of management are necessary to fairly state the Company’s financial position and the results of its operations for the periods presented. This report on Form 10-QSB should be read in conjunction with the Company’s Form 10-K for the fiscal year ended December 31, 2006. The Company assumes that the users of the interim financial information herein have read or have access to the audited financial statements for the preceding fiscal year and that the adequacy of additional disclosure needed for a fair presentation may be determined in that context. Accordingly, footnote disclosure, which would substantially duplicate the disclosure contained in the Company’s Form 10-KSB for the fiscal year ended December 31, 2006, has been omitted. The results of operations for the nine-month period ended September 30, 2007 are not necessarily indicative of results for the entire year ending December 31, 2007

2.	Organization and Going Concern

On October 24, 2005, the predecessor company, Sound Technology, Inc., changed its name to “Texola Energy Corporation” (“the Company”), following a merger with its wholly owned subsidiary, Texola Energy Corporation (“Texola”). Texola was incorporated on September 29, 2005 for the purpose of changing the Company’s name.

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

During the year ended December 31, 2005, the Company changed its focus toward oil and gas exploration and effective December 31, 2005, completed the transaction disposing of its 100% interest in Audiyo to the former directors. Accordingly, the comparative financial information has been restated to reclassify the assets and liabilities of Audiyo, and the income or loss of Audiyo for the comparative period. Accordingly, the cumulative amounts to date include the results of operations from the date of change of business focus, September 29, 2005 to September 30, 2007

On November 1, 2005, the Company affected a forward split of its issued and outstanding common shares on a 10 for 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001. The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001. All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split. After taking into effect debt conversions, settlement of debt by shares, discontinued operations and private placements, the common shares issued and outstanding amounted to 31,413,333 as at September 30, 2007 (December 31, 2006 – 31,413,333)

Going Concern and Liquidity Considerations

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business. As at September 30, 2007, the Company has a working capital deficit of $524,712 and an accumulated deficit of $2,673,698 of which $2,662,967 has accumulated since September 29, 2005. The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2007.

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

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2007, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of September 30, 2007, all of the Company’s oil and gas properties were unproven and were excluded from depletion. At September 30, 2007, management believes none of the Company’s unproven oil and gas properties reflected on the balance sheet were impaired.

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

4.	Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	September 30, 2007	December 31, 2006
Brown County Property (a)
Acquisition costs	$25,200	$25,200

Maverick Springs Property (b)
Financing fees	500,000	500,000
Acquisition costs	1,598,743	1,578,956
	2,098,743	2,078,956

	$2,123,943	$2,104,156
Exploration Advances
Chinchaga Property (c)	$-	$64,711

At September 30, 2007, all of the Company’s oil and gas properties are considered unproven.

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

Pursuant to the participation agreement the Company will receive 80% of the net revenue interest of any revenues generated. Cedar Strat will retain a 5.5% overriding royalty.

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

As of September 30, 2007 $328,297 ($376,867Cdn) (December 31, 2006 - $235,979 ($266,978Cdn)); was expended in drilling costs and $Nil (December 31, 2006 - $64,711 ($75,412Cdn)); remained advanced to an unrelated party for planned future exploration expenditures on the Chinchaga property.

5.	Loans Payable

Loans payable consist of three loans of $25,200, $97,000 and $100,000 made by unrelated parties to the Company. The loans are unsecured, non-interest bearing and fall due on April 30, 2008, May 20, 2008 and August 15, 2008.

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

On March 27, 2006 at the request of the holder the debenture and accrued interest of $12,500 was converted into 1,025,000 shares of common stock of the Company, and 1,025,000 share purchase warrants were issued. The warrants expire March 26, 2008.

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

The Company determined that the 6% Convertible Debentures (Notes 6a and 6b) should be accounted for in accordance with EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features", the beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible) at the commitment date.

A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the debt discount is charged to interest expense at the date of issuance.

During the nine month period ended September 30, 2007 interest expense relating to the beneficial conversion feature of the 6% debentures was $nil (2006 - $547,000) and interest expense of $52,000 (nine months ended September 30, 2006 $41,894) was recorded in the financial statements.

On August 31, 2007 the terms of the debenture were amended to suspend the accrual of interest on this debenture,

effective August 31, 2007. Accrued interest as at August 31, 2007 of $113,969 is included in the principal balance of $1,413,969. Each $1.00 of the Debenture may be converted at the option of the holder into common stock of the Company at the lower of $0.25 or 85% of the market price of the common stock at the time of conversion.

c)

On May 10, 2006, the Company issued a Convertible Debenture in the amount of $300,000. The Debenture bears interest at 8% per annum, and falls due May 10, 2008. Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $1.00 or the market price of the common stock at the time of conversion.

On August 31, 2007 the terms of the debenture were amended to suspend the accrual of interest on this debenture, effective August 31, 2007. Accrued interest as at August 31, 2007 of $29,658 is included in the principal balance of $329,658. Each $1.00 of the Debenture may be converted at the option of the holder into common stock of the Company at the lower of $0.25 or 85% of the market price of the common stock at the time of conversion.

d)

On September 1, 2006, the Company issued a Convertible Debenture in the amount of $400,000. The Debenture bears interest at 8% per annum, and falls due September 1, 2007. Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $0.80 or 90% of the market price of the common stock at the time of conversion.

On August 31, 2007 the terms of the debenture were amended to suspend the accrual of interest on this debenture, effective August 31, 2007. Accrued interest as at August 31, 2007 of $31,240 is included in the principal balance of $431,240. Each $1.00 of the Debenture may be converted at the option of the holder into common stock of the Company at the lower of $0.25 or 85% of the market price of the common stock at the time of conversion.

e)

On November 15, 2006, the Company issued a Convertible Debenture in the amount of $700,000. The Debenture bears interest at 8% per annum, and falls due November 15, 2007. Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $0.80 or 90% of the market price of the common stock at the time of conversion.

On August 31, 2007 the terms of the debenture were amended to suspend the accrual of interest on this debenture, effective August 31, 2007. Accrued interest as at August 31, 2007 of $42,396 is included in the principal balance of $742,396. Each $1.00 of the Debenture may be converted at the option of the holder into common stock of the Company at the lower of $0.25 or 85% of the market price of the common stock at the time of conversion.

f)

The Company determined that the conversion feature of the 8% Convertible Debentures (Notes 6c, 6d and 6e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability. As at September 30, 2007 the fair value of the conversion feature of the 8% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $Nil, (December 31, 2006 - $493,000).

The Company determined that the conversion feature of the 0% Convertible Debentures (Notes 6b, 6c, 6d and 6e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability. As at September 30, 2007 the fair value of the conversion feature of the 0% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $343,100 (December 31, 2006 - $0).

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”. The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

During the nine month period ended September 30, 2007 the Company recorded interest expense relating to the beneficial conversion feature of the 8% Convertible Debentures of $nil (nine month period ended September 30, 2006 - $494,000), and a gain resulting from the change in fair value of the embedded derivative liability of $149,900 (nine month period ended September 30, 2006 – $0) and interest expense of $126,666 (nine month period ended September 30, 2006 - $60,671).

The fair value of the 0% Convertible Debentures as at September 30, 2007 and December 31, 2006 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30	December 31
	2007	2006

Risk free interest rate	4.01%	4.00%
Expected life – years	2.96	0.74
Expected volatility	79.64%	78%
Expected dividend yield	-	-
Weighted average of fair value of options granted	0.029	$0.25

7.	Capital Stock

a)	Stock Issuances

There was no stock issuances during the nine month period ended September 30, 2007.

b)	Stock Options

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

The officers, directors, employees and consultants entitled to stock options have left the Company and as a result their options have been cancelled.

Stock based compensation expense booked during the nine months ended September 30, 2007 period comprises $35,055 (September 30, 2006 $77,213) for options vesting.

c)	Share Purchase Warrants

As at September 30, 2007, share purchase warrants were outstanding for the purchase of common shares as follows

Number of	Exercise	Expiry
Shares	Price	Date

1,025,000	$ 0.50	March 27, 2008

The following is a summary of the share purchase warrant activity during the nine month period ended September 30, 2007 and the year ended December 31, 2006:

	September 30, 2007		December 31, 2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	-	$-	-	$-
Issued	1,025,000	0.50	-	-
Cancelled/Expired	-	-	-	-

Outstanding, end of period	1,025,000	$0.50	-	$-

d)	Stock Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period. Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital. No stock options were granted during the nine month period ended September 30, 2007.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted average assumptions:

	2007	2006

Risk free interest rate	n/a	3.77%
Expected life	n/a	3.00
Expected volatility	n/a	76.00%
Expected dividend yield	n/a	-
Weighted average of fair value of options granted	n/a	$0.50

8.	Commitments – see Note 11

The Company entered into a consultancy contract with RLC Strategic Capital Management Corp that expires December 31, 2008. RLC Strategic Capital Management Corp is to provide strategic development and financing initiatives for the Company. Over the term of the contract, the Company will pay a contractual fee of $10,000 per month and a transaction fee on any financing equal to 4% of any aggregated financing received by the Company. As of July 1, 2007, RLC Strategic Capital has agreed to cancel its monthly consulting fee.

9.	Comparative Figures

Certain of the comparative figures have been reclassified to conform to the presentation adopted for the current year.

10.	Subsequent Events

Management has reviewed the Maverick Springs leases to determine whether or not it will continue to fund further exploration activities. As such, further expenditures on this property have been suspended.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

FORWARD-LOOKING STATEMENTS

This quarterly report contains forward-looking statements as that term is defined in Section 27A of the United States Securities Act of 1933 and Section 21E of the United States Securities Exchange Act of 1934. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors” that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

Corporate History

We were incorporated pursuant to the laws of the State of Nevada on October 14, 2003 under the name Sound Technology, Inc. On September 29, 2005, we incorporated a wholly-owned Nevada subsidiary for the sole purpose of effecting a name change through a merger with our subsidiary. On October 24, 2005, we merged our subsidiary with and into our Company, with our Company continuing on as the surviving corporation under the name Texola Energy Corporation. Our name change was effected with NASDAQ on November 7, 2005 and our common shares became quoted on the OTC Bulletin Board on November 7, 2005 under the new stock symbol of "TXLA". In addition, on October 26, 2005 we affected a ten (10) for one (1) forward stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital increased from 75,000,000 shares of common stock to 750,000,000 shares of common stock.

Our principal business office is located at 290-601 West Cordova Street, Vancouver, British Columbia, Canada V6B 1G1. Our registered office for service in the State of Nevada is located at Suite 300, 7251 West Lake Mead, Las Vegas, Nevada.

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

Results of Operations for the Nine months Ended September 30, 2007 and September 30, 2006

Revenues for the nine months ended September 30, 2007 and September 30, 2006 were $Nil.

Expenses for the nine months ended September 30, 2007 were $597,780 compared to $1,096,580 for the nine months ended September 30, 2006, resulting in a decrease of $516,800 or 47.1% . The $597,780 for the nine months ended September 30, 2007 consisted of a gain of $149,900 on embedded derivative liabilities, $157,325 in consulting fees, $100,000 in a one-time payment to a former director, current directors fees of $2,083, $39,985 in audit and accounting fees, $111,736 in drilling and exploration costs, interest expenses of $126,666, $113,000 in investor relations costs, $18,915 in legal fees, $22,495 in travel expenses and the remaining $37,475 in general and administrative expenses.

The net loss for the nine months ended September 30, 2007 was $597,780 compared to $1,096,580 for the nine months ended September 30, 2006.

Results of Operations for the Three Months Ended September 30, 2007 and September 30, 2006

Revenues for the three months ended September 30, 2007 and September 30, 2006 were $Nil.

Expenses decreased from $240,300 during the three months ended September 30, 2006 to $68,126 during the three months ended September 30, 2007. Consulting fees for the three months September 30, 2007 totalling $1,845 were down $80,504 for the same period ended September 30, 2006, interest expense relating to the beneficial conversion feature of a debenture was $Nil compared to $50,000 for the same period ended September 30, 2006. The gain on embedded derivative liabilities amounted to $152,000, an increase of $120,000 over the same period ended September 30, 2006.

The net loss for the three months ended September 30, 2007 amounted to $20,900 compared to $149,900 for the three months ended September 30, 2006.

As of September 30, 2007, our Company had cash $48,510 and a working capital deficiency of $524,712. In addition to the costs set out above, we estimate our general operating expenses for the next twelve month period to be as follows:

Estimated Expenses for the next Twelve Month Period
Operating Expenses
Consulting fees	$12,000
Directors fees	$10,000
Investor relations	$12,000
Legal	$115,000
Transfer agent	$5,000
General and Administrative Expenses	$40,000
Total	$194,000

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

Current lease renewals have been reviewed by management in terms of whether further expenditures will be made. The last report, June 30, 2007 anticipated spending $90,000 on lease renewals and $500,000 on exploration costs. At this point in time management has postponed any further expenditures to renew leases.

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

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2007, we had $48,510 in cash and total current assets of $93,797 and $618,509 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, interest payable, loans payable and a derivative liability. We had a working capital deficiency of $524,712 as of September 30, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2007.

We incurred a loss of $579,780 for the nine month period ended September 30, 2007. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $227,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

As of September 30, 2007, our Company did not have any material commitments for capital expenditures and management does not anticipate that our Company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2007, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of September 30, 2007, all of our oil and gas properties were unproven and were excluded from depletion. At September 30, 2007, management believes none of our unproven oil and gas properties reflected on the balance sheet were impaired.

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

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred a net loss of $511,653 for the nine month period ended September 30, 2007, and cumulative losses of $2,605,572 since inception to September 30, 2007. As of September 30, 2007, we had a working capital deficiency of $673,849. We do not expect positive cash flow from operations in the near term. There is no assurance that actual cash requirements will not exceed our estimates. In particular, additional capital may be required in the event that:

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

Since inception through September 30, 2007, we have incurred aggregate losses of $2,662,967. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

The acquisition of oil and gas interests involves many risks and disputes as to the title of such interests will result in a material adverse effect on our Company.

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

Our sole executive officer has other business interests, and as a result, she may not be willing or able to devote a sufficient amount of time to our business operations, thereby limiting the success of our Company.

Maya Vinogradov presently spends approximately 5% of his business time on business management services for our Company and retains the necessary consultants to assist in the development of our properties on an as needed basis. Management has determined that Ms. Vinogradov spends a reasonable amount of time in pursuit of our Company's interests. Due to the time commitments from Ms. Vinogradov’s other business interests, however, Ms. Vinogradov may not be able to provide sufficient time to the management of our business in the future and our business may be periodically interrupted or delayed as a result of Ms. Vinogradov’s other business interests.

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

As of September 30, 2007, the end of the third quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our President (also our Principal Executive Officer and Principal Accounting Officer), of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our President (also our Principal Executive Officer and Principal Accounting Officer) concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

There have been no significant changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2007 that have materially or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENION SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
(4)	Instruments Defining Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
(10)	Material Contracts
10.1	Loan Agreement dated October 1, 2005, between our Company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.2	Debt Settlement and Subscription Agreement dated October 15, 2005, between our Company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.3	Consulting Agreement dated November 1, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.4	Share Purchase Agreement dated November 16, 2005, among our Company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.5	Assignment Agreement dated November 18, 2005, between our Company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.6	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.7	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
10.8	Stock Option and Subscription Agreement dated November 21, 2005, between our Company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.9	Form of Subscription Agreement between our Company and six persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.10	Finder's Fee Agreement dated December 5, 2005, between our Company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.11	Joint Participation Agreement for Maverick Springs Elko and White Pine Counties, Nevada dated February 28, 2006, between our Company and Chamberlain Exploration Development and Research Stratigraphic Corporation doing business as Cedar Strat Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.12	Farmout and Option Agreement dated March 7, 2006, between our Company and Suncor Energy Inc. (incorporated by reference from our Current Report on Form 8-K on March 24, 2006)
10.13	Private Placement Subscription Agreement dated March 8, 2006, between our Company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.14	6% Convertible Note due March 8, 2008 issued to Bulstrode International Inc. by our Company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.15	Private Placement Subscription Agreement dated March 9, 2006, between our Company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.16	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our Company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.17	Amendment Agreement dated April 3, 2006, between our Company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.18	Amended and Restated Agreement dated April 7, 2006, between our Company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXOLA ENERGY CORPORATION

/s/ Maya Vinogradov

By: _________________________
Maya Vinogradov
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

November 14, 2007