Form 10KSB
period 2007-12-31
TEXOLA ENERGY CORP
filed 2008-04-11
CIK 217209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from [ ] to [ ] Commission file number 333-114995

TEXOLA ENERGY CORPORATION
(name of small business issuer in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Suite 290 – 601 Cordova Street,
Vancouver, British Columbia	V6B 1G1
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number (604) 488-0266

Securities registered under Section 12(b) of the Exchange Act:	NONE.
Securities registered under Section 12(g) of the Exchange Act:	Common Stock, Par Value $0.001 per share.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes [X]     No [   ]

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to the Form 10-KSB.  [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X]

State issuer’s revenues for its most recent fiscal year.  $Nil

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days.  (See definition of affiliate in Rule 12b-2 of the Exchange Act.):   Aggregate market value of the 31,413,333 common voting stock held by non-affiliates of the registrant was $1,413,600, based on the closing price of $0.045 on March 20, 2008.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   31,413,333 common shares issued and outstanding as of April 7, 2008

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

DECEMBER 31, 2007 ANNUAL REPORT ON FORM 10-KSB

PART I

ITEM 1.	DESCRIPTION OF BUSINESS.

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

On November 16, 2005, we entered into a share purchase agreement among our company, Raymond Li, Simon Au, and Patrick Fung. Pursuant to the terms of the share purchase agreement, we agreed to sell all of the issued and outstanding shares in the capital of Audiyo, Inc., our wholly-owned operating subsidiary, to Mr. Li, Mr. Au and Mr. Fung in exchange for: (i) the return and cancellation of all shares of our company held by such individuals; and (ii) the waiver and forgiveness of any outstanding amounts owed by our company to the three individuals. On January 5, 2006, our company transferred the Audiyo shares to Raymond Li, Patrick Fung and Simon Au, who were each former affiliates of our company. Raymond Li, a former director of our company, tendered 40,500,000, or approximately 45%, of the shares of our company for cancellation. Patrick Fung, a former director of our company, tendered 20,000,000, or approximately 22%, of the shares of our company for cancellation. Simon Au, a former director of our company, did not hold any shares in our company as of the closing of the share purchase agreement

From our incorporation until November, 2005, we were an audio component retailer. We supplied audio products to the audio do-it-yourself and original equipment manufacturer markets. We retailed and distributed components to the original equipment manufacturer market and the end user of the purchased product who may wish to construct, upgrade or replace their existing audio equipment. As management investigated opportunities and challenges in the business of audio retail and distribution, management realized that the business did not present the best opportunity for our company to realize value for our shareholders. As a result, our company decided to abandon the audio retail and distribution business and sell all of the issued and outstanding shares of our wholly-owned subsidiary.

During the year ended December 31, 2005, the Company changed its focus toward oil and gas exploration and we subsequently entered into three arrangements to acquire the oil and gas interests in the following locations: (i) Brown County, Kansas, United States; (ii) Maverick Spring Prospect, Nevada, United States; and (iii) Chinchaga Prospect, Alberta, Canada.

Current Business

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. Following the change in our business, we conducted due diligence on potential acquisitions of suitable oil and gas properties. As a result of the due diligence, we entered into three arrangements to acquire the oil and gas interests in the following locations: (i) Brown County, Kansas, United States; (ii) Maverick Spring Prospect, Nevada, United States; and (iii) Chinchaga Prospect, Alberta, Canada.

On February 21, 2008, due to depressed market conditions arising from the US sub-prime issues and the Company’s inability to raise the significant exploration capital required to maintain and explore its oil and gas properties and leases, the Company made a decision to abandon its projects located in Brown County, Kansas, and Maverick Springs, Nevada and postponed further funding and exploration at Chinchaga, Alberta.  As a result and in conjunction with the Company’s audit for the year ended December 31, 2007, the investments in the Brown County and Maverick Springs projects, totaling $2,124,061, were written off to $Nil to reflect the impairment of the assets in accordance with generally accepted accounting principles.

The analysis of any future property interests will be undertaken by or under the supervision of our management and board of directors. Although the oil and gas industry is currently very competitive, management believes that many undervalued prospective properties remain available for acquisition purposes.

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

If our company proceeds with the development of future properties, we anticipate that we will be subject to increased governmental regulation. Matters subject to regulation include discharge permits for drilling operations, drilling and abandonment bonds, reports concerning operations, the spacing of wells, and pooling of properties and taxation. From time to time, regulatory agencies have imposed price controls and limitations on production by restricting the rate of flow of oil and gas wells below actual production capacity in order to conserve supplies of oil and gas. The production, handling, storage, transportation and disposal of oil and gas, by-products thereof, and other substances and materials produced or used in connection with oil and gas operations are also subject to regulation under federal, state, provincial and local laws and regulations relating primarily to the protection of human health and the environment. As our company has not proceeded to the development of our properties, we have not incurred any expenditures related to complying with such laws, or for remediation of existing environmental contamination. The requirements imposed by such laws and regulations are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations.

ITEM 2.	DESCRIPTION OF PROPERTY.

On February 21, 2008, due to depressed market conditions arising from the US sub-prime issues and the Company’s inability to raise the significant exploration capital required to maintain and explore its oil and gas properties and leases,  the Company abandoned its projects located in Brown County, Kansas and Maverick Springs, Nevada as disclosed in Note 4 of our audited financial statements for the year ended December 31, 2007.  The Company will maintain its interest in its Chinchaga, Alberta prospect, but may not be in a position financially to participate in any further exploration should it be the decision of the remaining joint venture partners to do so.

ITEM 3.	LEGAL PROCEEDINGS.

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any officer or any of our directors or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the National Association of Securities Dealers OTC Bulletin Board under the symbol "TXLA". The following quotations obtained from Bloomberg Finance reflect the high and low bids for our common stock based on inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Quarter Ended	High	Low
December 31, 2007	$0.13	$0.05
September 30, 2007	$0.22	$0.10
June 30, 2007	$0.35	$0.15
March 31, 2007	$0.51	$0.24

Our common stock began being quoted for trading on the OTC Bulletin Board on November 7, 2005.

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

As of December 31, 2007 we had 4 registered shareholders holding 31,413,333 common shares, one of which is CEDE & Co., which holds 30,658,266 shares for an undisclosed number of beneficial holders.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2007.

Equity Compensation Plan Information

We established a 2005 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 5,000,000 shares of our common stock. As of March 31, 2008 there were no options outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2007.

ITEM 6.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

Company Overview and Plan of Operation

As mentioned earlier in this 10KSB, due to depressed market conditions arising from the US sub-prime issues and the Company’s inability to raise the significant  exploration capital required to maintain and explore its oil and gas properties and leases,  the Company abandoned its projects located in Brown County, Kansas, and Maverick Springs, Nevada.  The Company will maintain its interest in the Chinchaga, Alberta property, but may not be in a position financially to participate in any further exploration should it be the decision of the remaining joint venture partners to do so.  As a result and in conjunction with the Company’s audit for the year ended December 31, 2007, the investments in Brown County and Maverick Springs, totaling $2,124,061, were written off to $Nil to reflect the impairment of the assets in accordance with generally accepted accounting principles.

Our plan of operation for the next twelve months is to concentrate on restructuring its current debt, identifying potential sources of capital and seeking out joint venture partners to participate in future exploration prospects and activities.  We can provide no assurance, however, that we will be able to raise capital and/or continue to have the support of joint venture partners and lenders.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity.  We may also acquire stock or assets of an existing business.  Any such business combination or acquisition of a business opportunity may require management of our company to sell or transfer all or a portion of the shares they hold in our company and require such individuals to resign as members of our board.  The resulting change in control of our company could result in the removal of one or more of our present officers and directors and a corresponding reduction in or elimination of their participation in the future affairs of our company.

The search for and analysis of new business opportunities will be undertaken by our current management who are not professional business analysts.  In seeking or analyzing prospective business opportunities, our management may utilize the services of outside consultants or advisors.

Management does not have the capacity to conduct as extensive an investigation of a target business as might be undertaken by a venture capital fund or similar institution. As a result, management may elect to merge with a target business which has one or more undiscovered shortcomings and may, if given the choice to select among target businesses, fail to enter into an agreement with the most investment-worthy target business.  Likewise, no assurances can be given that we will be able to enter into an agreement with a target business.

We anticipate that the selection of a business opportunity in which to participate will be complex and without certainty of success.  Management believes that there are numerous firms in various industries seeking the perceived benefits of being a publicly registered corporation.  Business opportunities may be available in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We can provide no assurance that we will be able to locate compatible business opportunities.

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit after writing off its interests in the Brown County and Maverick Springs properties, amounts to $4,553,512 as at December 31, 2007.  The continuation of our business is dependent upon us raising additional finances and the support of our lenders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Excluding costs associated with negotiating future oil and gas leases and interest on long term debt, we estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses to December 31, 2008
Operating Expenses
Consultants	$25,000
Professional Fees	$40,000
General and Administrative Expenses	$25,000
Total	$90,000

Employee and Consultant Compensation

Given the early stage of our development, we intend to continue to outsource our professional and personnel requirements by retaining consultants on an as needed basis.

Professional Fees

We expect to incur on-going legal and accounting/audit expenses to comply with our reporting responsibilities as public company under the United States Securities Exchange Act of 1934, as amended.

General and Administrative Expenses

These costs primarily consist of expenses such as regulatory filings, rent, telecommunications, website maintenance and office equipment and supplies.

Results of Operations for Fiscal Years Ended December 31, 2007 and December 31, 2006

As the company is an exploration stage company, revenues for the years ended December 31, 2007 and December 31, 2006 were $Nil. After accounting for a gain embedded on derivative liabilities of $449,600, general and administrative expenses for the year ended December 31, 2007 were $335,531 compared to $1,994,298 for the year ended December 31, 2006, a decrease of $1,658,767 over the preceding year.  The $335,531 in expenses  after the gain on derivative liabilities of $449,600 includes (1) $158,825 in consulting fees, (2) $43,732 in accounting and audit, (3) $126,666 in interest expenses, (4) $125,180 in investor relations and press release costs, (5) $20,439 in legal and capital restructuring fees (6) $104,583 for management compensation (7) $136,752 in drilling and exploration expenses (8) $125,180 in investor relations fees and  $56,226 in general operating fees including bank charges, office and sundry, promotion, regulatory, rent, telephone and communications, transfer agent and travel costs.

The loss from continuing operations amounted to $335,531.  Loss from discontinued operations amounted to $2,124,061 to reflect the abandonment of its projects located in Brown County, Kansas, and Maverick Springs, Nevada.

The net loss for the year ended December 31, was $2,549,592 compared to $1,944,298 for the year ended December 31, 2006.

As at December 31, 2007, the Company had cash of $32,609 and current liabilities of $320,763.  Current liabilities include demand loans from third parties to cover start up and initial operating expenses. The company plans to raise funds through private placements with accredited investors to pay out the demand loans and provide working capital to support operating expenses and fund the development of strategic partnerships, supplier relationships and potential acquisitions.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2007, we had cash of $32,609 and $320,763 in current liabilities. The current liabilities primarily consisted of accounts payable, loans payable and a derivative liability. We had a working capital deficiency of $280,583 as of December 31, 2007.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2008.

We incurred a loss of $2,549,592 for the year ended December 31, 2007. As indicated above, our estimated working capital requirements and projected operating expenses to December 31, 2008 total $90,000. As we do not have the funds necessary to cover our projected operating expenses to December 31, 2008, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

We incurred $64,711 in exploration expenditures during the year ended December 31, 2007. As of March 31, 2008, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the year ending December 31, 2008.

Off-Balance Sheet Arrangements

We have no significant  off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

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

RISKS RELATED TO OUR BUSINESS

We have negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $2,549,592 for the year ending December 31, 2007, and accumulative losses of $4,553,512 since inception to December 31, 2007.  As of December 31, 2007 we had a working capital deficiency of $280,583. We do not expect positive cash flow from operations in the near term.

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

Since inception through December 31, 2007, we have incurred aggregate losses of $4,553,512 including the write off of oil and gas leases of $2,124,061. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Until such time as we generate revenues, we expect to continue to require outside capital to fund development and operating costs. Consequently, we expect to incur operating losses and negative cash flow for the foreseeable future

.

We have a limited operating history and if we are not successful in continuing to grow our business, then we may have to scale back or even cease our ongoing business operations.

We have no history of revenues from operations and have no significant tangible assets. We have yet to generate positive earnings and there can be no assurance that we will ever operate profitably. Our company has a limited operating history and must be considered in the exploration and pre-development stage. The success of the company is significantly dependent on a successful acquisition, drilling, completion and production program. Our company's operations will be subject to all the risks inherent in the establishment of a developing enterprise and the uncertainties arising from the absence of a significant operating history. We may be unable to locate recoverable reserves or operate on a profitable basis. We are in the exploration stage and potential investors should be aware of the difficulties normally encountered by enterprises in the exploration and pre-development stages. If our business plan is not successful, and we are not able to operate profitably, investors may lose some or all of their investment in our company.

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

Resource exploration involves many risks, regardless of the experience, knowledge and careful evaluation of the property by our company. These hazards include unusual or unexpected formations, formation pressures, fires, power outages, labor disruptions, flooding, explosions and the inability to obtain suitable or adequate machinery, equipment or labor.

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

Maya Vinogradov presently spends approximately 25% of her business time on business management services for our company and retains the necessary consultants to assist in the development of our properties on an as needed basis. Management has determined that Ms. Vinogradov spends a reasonable amount of time in pursuit of our company's interests. However, she may not be able to provide sufficient time in the future and our business may be periodically interrupted or delayed as a result of Ms. Vinogradov's other business interests. To mitigate any such interruption, we may decide to seek out additional management resources and retain the necessary consultants in future exploration activities.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is illiquid and shareholders may be unable to sell their shares.

There is currently a limited market for our common stock and we can provide no assurance to investors that a market will develop.  If a market for our common stock does not develop, our shareholders may not be able to re-sell the shares of our common stock that they have purchased and they may lose all of their investment.  Public announcements regarding our company, changes in government regulations, conditions in our market segment or changes in earnings estimates by analysts may cause the price of our common shares to fluctuate substantially.  These fluctuations may adversely affect the trading price of our common shares.

If we complete a business opportunity or combination, we may be required to issue a substantial number of common shares which would dilute the shareholdings of our current shareholders and result in a change of control of our company.

We may pursue the acquisition of a business opportunity or a business combination with a private company.  The likely result of such a transaction would result in our company issuing common shares to shareholders of such private company.  Issuing previously authorized and unissued common shares in the capital of our company will reduce the percentage of common shares owned by existing shareholders and may result in a change in the control of our company and our management.

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

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a stockholder's ability to buy and sell our stock.

In addition to the "penny stock" rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer's financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares

A decline in the price of our common stock could affect our ability to raise further working capital and adversely impact our operations.

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

Going Concern

We are in the development stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $4,553,512 as at December 31, 2007.  The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

ITEM 7.	FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  The following financial statements are filed as part of this annual report:

1.	Report of Independent Registered Public Accounting Firm;
2.	Balance Sheets as at December 31, 2007 and December 31, 2006;
3.	Statements of Operations for the years ended December 31, 2007, December 31, 2006 and for the period from September 29, 2005 (Date of Inception) to December 31, 2007;
4.	Statements of Cash Flows for the years ended December 31, 2007, December 31, 2007 and for the period from September 29, 2005 (Date of Inception) to December 31, 2007;
5.	Statement of Stockholders’ Equity (Deficiency) for the period September 29, 2005 (Date of Inception) to December 31, 2007; and
6.	Notes to Consolidated Financial Statements dated December 31, 2007.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2007 includes all adjustments necessary in order to ensure that the audited financial statements are not misleading.

TEXOLA ENERGY CORPORATION

 (An  Exploration Stage Company)

DECEMBER 31, 2007 AND 2006
(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Texola Energy Corporation

(Formerly Sound Technology Inc.)

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Texola Energy Corporation (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on September 29, 2005 through December 31, 2007. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texola Energy Corporation (An Exploration Stage Company) as of December 31, 2007 and December 31, 2006, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2007 and December 31, 2006 and since inception on September 29, 2005 through December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has a working capital deficit of $280,582 and an accumulated deficit of $4,553,512, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 10, 2008

2675 S. Jones Blvd. Suite 109, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

TEXOLA ENERGY CORPORATION
(An Exploration  Stage Company)

  BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2007	2006

ASSETS
Current
Cash	$32,609	$296,530
Receivable	1,950	55,839
Prepaid expenses	5,621	31,671
Total Current Assets	40,180	384,040

Exploration Advances – Note 4	-	64,711
Oil and Gas Properties – Note 4 & 10	-	2,104,156
TOTAL ASSETS	$40,180	$2,552,907

LIABILITIES
Current
Accounts payable and accrued liabilities	$5,163	$17,418
Interest payable	-	90,597
Loans payable – Note 5	272,200	25,200
Derivative liability – Note 6	43,400	493,000
Total Current Liabilities	320,763	626,215
Convertible Debentures – Note 6	2,917,263	2,700,000
TOTAL LIABILITIES	3,238,026	3,326,215

STOCKHOLDERS' DEFICIT

Common Stock – Note 7
Authorized:
750,000,000 common shares with a par value of $0.001 per share

Issued:
31,413,333 common shares	31,413	31,413
Additional paid-in capital	1,324,253	1,289,198
Deficit accumulated during the Exploration stage	(4,553,512)	(2,093,919)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$(3,197,846)	$(773,308)

	$40,180	$2,552,907

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION
(An  Exploration  Stage Company)

 STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			Period from
			Inception
	YEARS ENDED		September 29, 2005
	DECEMBER 31		to
	2007	2006	December 31, 2007

Revenue	$-	$-	$-

Expenses
Advertising and promotion	1,013	49,752	50,764
Audit and accounting	43,732	30,653	93,885
Communications	810	15,673	545,770
Consulting	158,825	341,945	16,484
Management compensation	104,583	-	104,583
Drilling and exploration	136,752	235,979	372,732
Gain on embedded derivative liabilities (Note 6)	(449,600)	(143,000)	(592,600)
Foreign exchange (gain) loss	99	(16,677)	(14,674)
Interest and bank charges	362	1,719	2,095
Interest expense – beneficial
conversion feature of debenture (Note 6a and 6b)	-	1,026,000	1,026,000
Interest on long term debt (Note 6)	126,666	98,097	241,943
Investor relations	125,180	140,000	253,000
Legal fees	20,439	42,177	82,440
Office and miscellaneous	40,094	10,432	51,824
Transfer agent/filing fees	4,081	2,086	12,517
Travel	22,495	109,462	131,957
	335,531	1,944,298	2,378,720

Loss from continuing operations	$(335,531)	$(1,944,298)	$(2,378,720)

Loss from discontinued operations
Abandonment of oil and gas properties (Note 10)	2,124,061	-	2,124,061
Provision for income taxes	-	-	-

Loss for the year	$(2,549,592)	$(1,944,298)	(4,502,781)

Basic And Diluted Loss Per Share	(.08)	(.06)

Weighted Average Number Of Shares Outstanding (Note 8)	31,413,333	31,114,703

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION
(An Exploration  Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

	December 31		Cumulative from September 29, 2005 to December 31 , 2007
	2007	2006
			(Note 2))

Operating Activities
Income (loss) for the year	$(2,459,593))	$(1,944,298)	$(4,502,780)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Consulting - stock based compensation	35,055	99,945	180,000
Interest expense - beneficial conversion feature of debenture (Note 6c, 6d and 6e)	-	1,026,000	1,026,000
Gain on embedded derivative liabilities (Note 6c, 6d and 6e)	(449,600)	(143,000)	(592,600)
Receivable	53,889	(55,839)	(1,950)
Prepaid expenses	26,050	(31,671)	(5,621)
Non-cash interest expense	-	12,500	12,500
Assets held for resale and discontinued operations	-	-	-
Accounts payable and accrued liabilities	(12,255)	(15,502)	(5,887)
Interest payable	(90,597)	85,597
Due to related parties	-	-	-
Liabilities held for resale and discontinued operations	-	-	-
	(2,897,051))	(966,268)	(3,890,338)
Investing Activity
Explorations advance	64,711	(64,711)
Acquisition of oil and gas property	-	(1,627,018)	(1,652,218)
Abandonment of oil and gas properties	2,104,156		2,104,156
Proceeds on sale of share of oil and gas property	-	48,062	48,062
	2,168,8677	(1,643,667)	500,000
Financing Activities
Loans payable	247,000	(5,000)	272,200
Capital contributions	-	-	231,666
Convertible debenture	217,263	2,700.000	2,917,263
	464,263	2,695,000	3,421,129
Net Increase (Decrease) in Cash	(263,921)	85,065	30,791

Cash, beginning of year	296,530	211,465	1,818

Cash, end of year	$32,609	$296,530	$32,609

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS - Continued

(Stated in US Dollars)

			Cumulative From September 29, 2005 to December 31 , 2007
	December 31
	2007	2006
			(Note 2)
Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finder’s fees	$-	$-	$500,000
Intrinsic value of the beneficial feature of convertible debentures (Note 6a and 6f)	$-	$-	$1,026.000
Loss(Gain) on embedded derivative liabilities (Note 6f)	$(449,600)	$(143,000)	$(592,600)
Cancellation of capital stock on disposal of subsidiary	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest	$-	$512,000	$512,500
Intrinsic value of the beneficial conversion feature convertible debentures (Note 6b)	$-	$1,026,000	$1,026,000
Assets sold on disposal of subsidiary	$-	$-	$119,277
Abandonment of oil and gas properties	$2,124,061		$2,214,061
Liabilities cancelled on disposal of subsidiary	$-	$-	$(130,187)
Stock compensation expense	$35,055	$99,945	$180,000
Supplementary Cash Flow Disclosures
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period October 21, 2003 (date of inception) to December 31, 2007

(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated	Accumulated
			Additional	During the	Compre-
			Paid In	Exploration	hensive	Special
	Shares	Amount	Capital	Stage	Loss	Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$500	$(400)	$-	$-	$-	$100
Special distribution	-	-	-	-	-	(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)	-	-	(3,900)
Balance - December 31, 2003	500,000	500	(400)	(3,900)	-	(3,300)	(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	89,900	(44,950)	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	90,400,000	90,400	(45,350)	(67,364)	(526)	(3,300)	(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations	(60,500,000)	(6,050)	54,450	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)
Balance - December 31, 2005	29,925,000	29,925	56,575	(149,621)	-	-	(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Note 6a and 6b)	-	-	390,000	-	-	-	390,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7a)	463,333	463	231,203	-	-	-	231,666
Stock based compensation			99,945				99,945
Net loss for the period	-	-	-	(1,944,298)	-	-	(1,944,298)
Balance - December 31, 2006	31,413,333	$31,413	$1,289,198	$(2,093,919)	$-	$-	$(773,308)
Stock based compensation			35,055				35,055
Net loss for the year	-	-	-	(2,459,593)	-	-	(2,459,593)
Balance – December 31 , 2007	31,413,333	$31,413	$1,324,253	$(4,553,512)	$-	$-	$(3,197,846)

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2007

 (Stated in US Dollars)

1.	Organization

On October 24, 2005, the predecessor company, Sound Technology, Inc. changed its name to “Texola Energy Corporation” (“the Company”), following a merger with it’s wholly owned subsidiary Texola Energy Corporation (“Texola”).  Texola was incorporated on September 29, 2005, for the purpose of changing the Company’s name.

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

2	Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2007, the Company has an accumulated deficit of $4,553,512.  The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

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

3.	Significant Accounting Policies

a)	Fiscal Period

The Company’s fiscal year is December 31.

b	Use of Estimates

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

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  At December 31, 2007, the Company had no cash equivalents

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

The Company follows Financial Accounting Standards Board ("FASB'') Statement of Financial Accounting Standards ("SFAS'') No. 141, "Business Combinations”, and SFAS No. 142, "Goodwill and Other Intangible Assets''.  SFAS No. 141 requires business combinations initiated after September 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets apart from goodwill.  SFAS No. 142 requires that purchased goodwill and certain indefinite-lived intangibles no longer be amortized, but instead be tested for impairment at least annually. The Company evaluated its intangible assets and determined that all such assets have determinable lives.  SFAS No. 142 prescribes a two-phase process for impairment testing of goodwill.  The first phase screens for impairment; while the second phase (if necessary) measures the impairment

f)	Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2007, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized.

As of December 31, 2007, since all of the Company’s oil and gas properties were unproven and written off, they were excluded from depletion.

Capitalized costs included in a full cost pool are subject to a “ceiling test”, which limits such costs to the aggregate of the estimated present value, using a ten percent discount rate, of the future net revenues from proven reserves, based on current economic and operating conditions.

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

Income taxes are accounted for using the asset and liability method.  Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and operating loss and tax credit carry forwards.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be recovered.

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

In December 2007, the FASB issued SFAS No. 141 (Revised) “Business Combinations”. SFAS 141 (Revised) establishes principles and requirements for how the acquirer of a business recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree. The statement also provides guidance for recognizing and measuring the goodwill acquired in the business combination and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 141 (Revised) will have on the Company’s financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160 “Noncontrolling Interests in Consolidated Financial Statements-an amendment of ARB No. 51”. SFAS 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. The guidance will become effective for the fiscal year beginning after December 15, 2008. The management is in the process of evaluating the impact SFAS 160 will have on the Company’s financial statements upon adoption.

4.	Oil and Gas Properties

The total costs incurred and excluded from amortization are summarized as follows:

	December 31, 2007	December 31, 2006
Brown County Property (a)
Acquisition costs	$-	$25,200

Maverick Springs Property (b)
Financing fees	-	500,000
Acquisition costs	-	1,578,956
	-	2,078,956

	$-	$2,104,156
Exploration Advances
Chinchaga Property (c)	$-	$64,711

At December 31, 2007, all of the Company’s oil and gas properties are considered unproven.  On February 18, 2008 the company abandoned its interest in the oil and gas properties relating to its Brown County and Maverick Springs properties.

a)	Brown County Property, Kansas, United States

Under an assignment agreement dated November 11, 2005, the Company acquired the “Brown County Property” from Heartland Oil and Gas Corp. at a cost of $25,200, paid in cash.  The Brown County Property consisted of 23 oil and gas leases covering an aggregate of approximately 6,328 acres, located in the State of Kansas.  The expiration dates for the leases ranged from October 2008 through April 2014.  On February 18, 2008, the company abandoned its interest in the Brown County Property.

b)	Maverick Springs Property, Nevada, United States

During the year ended December 31, 2005 the Company paid finder’s fees with a fair value $500,000 by issuing a Convertible Debenture to a related party in regard to a Joint Participation Agreement with Chamberlain Exploration Development and Stratigraphic Corporation (“Cedar Strat”). (Note 6a)

Pursuant to the participation agreement Cedar Strat is to provide certain proprietary information and geological data relating to a prospect area covering approximately 120,000 acres in Nevada.  The term of the participation agreement is for 10 years from April 3, 2006, the date the Company acquired the leases in the property area for $518,330.

The participation fee is calculated at a cost of $10.00 per acre multiplied by the total acreage of leases that the Company obtains in the property, with a minimum payment of $700,000 and a maximum payment of $1,100,000.

The minimum participation fee (renegotiated) was payable as follows:

(i)	$100,000 upon execution of the agreement (paid);
(ii)	$200,000 on or before March 28, 2006 (paid);
(iii)	$100,000 on or before May 7, 2006 (paid); and
(iv)	$300,000 on or before June 7, 2006 (paid).

If the participation fee exceeded $700,000 then the balance of the fee was payable as follows:

(i)	$100,000 within 30 days of delivery of a gravity model coinciding with a structural cross section delivered as part of the base prospect fee (paid);
(ii)	$200,000 within 30 days of delivery of a second structural cross section with gravity mode (paid)
(iii)	$100,000 at the time of well permitting.

In addition to the above the Company was required to:

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

Pursuant to the participation agreement the Company was to receive 80% of the net revenue interest of any revenues generated.  Cedar Strat would retain a 5.5% overriding royalty.  On February 18, 2008, the company abandoned its interest in the Maverick Springs property.

c)	Chinchaga Property, Alberta, Canada

The Company, together with 5 partners (the “Group”), entered into a farmout arrangement for the Chinchaga property with Suncor Energy Inc. of Calgary, Alberta.  Pursuant to the arrangement the Group participated in a 100% working interest in the costs to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor Energy Inc.  On completion of the first well the group was to earn a 100% working interest in approximately 7,000 acres and have an option to drill a second well in 2007 on the remaining lands.  Suncor Energy was to retain a 12.5% gross overriding royalty in the lands.

The Company was a minority partner with a 10% working interest, which is subject to change depending upon future cash participation.

To finance the Company’s obligations with respect to the project the Company issued a Convertible Debenture in the amount of $1,300,000 (Note 6b).

During the year ended December 31, 2005, the Company pursuant to a cash call initially advanced $358,571 ($418,500Cdn) to fund the drilling of an exploratory well.  Of this amount $189,790 ($210,600Cdn) was returned to the Company as excess cash calls.  The Company sold 25.93% of its 13.5% interest in the farmout arrangement to Energy Resource Royalty Corp., a private company, for $48,062 ($53,900Cdn).  The Company also realized a foreign exchange gain of $16,497 due to the refund of excess cash calls.  During December 2006 the Company, pursuant to a cash call advanced a further $243,713 ($215,345Cdn) to fund the drilling of a second exploratory well.  Of this advance $55,839 ($63,195Cdn) was recoverable from Energy Resource Royalty Corp.

As of December 31, 2007 $136,752 ($147,961Cdn) (December 31, 2006 - $235,979 ($266,978Cdn)); was expended in drilling costs.

As of December 31, 2007, the company wrote off $2,124,061 associated with the Brown County and Maverick Springs oil and gas properties.

5.	Loans Payable

Loans payable consist of three loans of $25,200, $97,000, $10,000 and $50,000, made by unrelated parties to the Company.  The loans are unsecured, non-interest bearing and fall due on April 30, 2008, May 20, 2008, August 15, 2008 and October 17 2008.

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

During the year ended December 31, 2007 interest expense relating to the beneficial conversion feature of the 6% debentures was $nil (2006 - $1,026,000) and interest expense of $52,000 (year ended December 31, 2006 $41,894) was recorded in the financial statements.

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

f)

The company determined that the conversion feature of the 8% Convertible Debentures (Notes 6c, 6d  and 6e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at December 31, 2007 the fair value of the conversion feature of the 8% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $Nil, (December 31, 2006 - $493,000).

The company determined that the conversion feature of the 0% Convertible Debentures (Notes 6b, 6c, 6d  and 6e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at December 31, 2007 the fair value of the conversion feature of the 0% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $43,400 (December 31, 2006 - $0).

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”.  The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

During the year ended December 31, 2007 the Company recorded interest expense relating to the beneficial conversion feature of the 8% Convertible Debentures of $nil (year ended December 31, 2006 - $(143,000)), and a gain resulting from the change in fair value of the embedded derivative liability of $149,900 (year ended December 31, 2006 – $0) and interest expense of $126,666 (year ended September 30, 2006 - $60,671).

The fair value of the 0% Convertible Debentures as at December 31, 2007 and December 31, 2006 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31	December 31
	2007	2006
Risk free interest rate	3.12%	4.00%
Expected life – years	1.67	0.74
Expected volatility	110%	78%
Expected dividend yield	-	-
Weighted average of fair value of options granted	0.0038	$0.25

7.	Capital Stock

a)	Stock Issuances

There was no stock issuances during the twelve month period ended December 31, 2007.

b)	Stock Options

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

Stock based compensation expense booked during the twelve months ended December 31, 2007 period comprises $35,055 (December 31, 2006  $77,213) for options vesting.  As of December 31, 2007 there were no stock options outstanding.

c)	Share Purchase Warrants

As at December 31, 2007, share purchase warrants were outstanding for the purchase of common shares as follows

Number of	Exercise	Expiry
Shares	Price	Date

1,025,000	$0.50	March 27, 2008

The following is a summary of the share purchase warrant activity during the twelve month period ended December 31, 2007 and the year ended December 31, 2006:

	December 31, 2007		December 31, 2006
		Weighted		Weighted
	Number	Average	Number	Average
	Of	Exercise	Of	Exercise
	Warrants	Price	Warrants	Price
Outstanding, beginning of period	-	$-	-	$-
Issued	1,025,000	0.50	-	-
Cancelled/Expired	-	-	-	-
Outstanding, end of period	1,025,000	$0.50	-	$-

d)	Stock Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period.  Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital.  No stock options were granted during the twelve month period ended December 31, 2007.

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

Details on a geographic basis of the location of the assets, liabilities and loss for the year from continuing and discontinued operations, at December 31, 2007 are as follows:

	Canada	USA		Total

Assets	$40,180	$		$40,180
Liabilities	$3,238,026		$-	$3,238,026
Loss for the year from continuing operations	$335,531		$-	$335,531
Loss from discontinued operations	$-		$2,124,061	$2,124,061

Details on a geographic basis of the location of the assets, liabilities and loss for the year from continuing operations, at December 31, 2006 are as follows:

	Canada	USA	Total

Assets	$448,751	$2,104,156	$2,552,907
Liabilities	$3,326,215	$-	$3,326,215
Loss for the year from continuing operations	$1,944,298	$-	$1,944,298

9.	Income Taxes

A reconciliation of the expected income tax expense (benefit) to the actual income tax expense (benefit) is as follows:

	2007	2006

Statutory rates	34%	34%
Net loss for the year	$(2,550,000)	$(1,944,000)

Income tax benefit at statutory rate	(867,000)	(661,000)
Stock based compensation	12,000	34,000
Beneficial conversion feature	(153,000)	300,000
Valuation allowance	1,008,000	327,000
Income tax expense	$-	$-

The components of deferred income taxes are:

	2007	2006

Net operating loss carry forwards	$1,373,000	$365,000
Valuation allowance	(1,373,000)	(365,000)
Net future tax asset	$-	$-

The Company has available tax losses of approximately $3,950,000, which may be offset against future Canadian taxable income.  These losses expire as follows:

2023	$4,000
2024	56,000
2025	53,000
2026	961,000
2027	2,874,000

$3,948,000

10.	Comparative Figures

Certain of the comparative figures have been reclassified to conform to the presentation adopted for the current year.

11.	Subsequent Events

On February 18, 2008, the company abandoned its interests in its oil and gas properties in Brown County and Maverick Springs.

ITEM 8.	CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants or our auditors.  Moore & Associations of Las Vegas, Nevada has been our auditor since our fiscal year ending December 31, 2006.

ITEM 8A	CONTROLS AND PROCEDURES

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
ii)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

iii)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements

As of December 31, 2007 we conducted an  evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of December 31, 2007 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

Management’s Remediation Initiatives

Although the Company is unable to meet the standards under COSO because of the limited funds available to a shell company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

This annual report does not include an attestation report of the company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management’s report in this annual report.

ITEM 8B	OTHER INFORMATION

None

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Name	Age	Office(s) Held

Maya Vinogradov	25	Director, President, Treasurer , Secretary
		Chief Executive Officer &
		Chief Financial Officer

Maya Vinogradov was appointed president, secretary, treasure and director on July 13, 2007.  Ms. Vinogradov has an Honors BA – Degree in Psychology/Philosophy Major/Minor from York University, Toronto, Ontario, Canada. She possesses business and administrative experience gained working as an instructor of Applied Behaviour Analysis in various organizations.

On July 13, 2007, Thornton Donaldson resigned as our President, Secretary and Treasurer and on July 16 he resigned as director.

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officers and directors. We conduct our business through agreements with consultants and arms-length third parties.

Committees of the Board of Directors

We presently do not have an audit committee, compensation committee, nominating committee, an executive committee of our board of directors, stock plan committee or any other committees.

Audit Committee Financial Expert

Our board of directors has determined that it does not have a member of its audit committee that qualifies as an “audit committee financial expert” as defined in Item 401(e) of Regulation S-B, and is “independent” as the term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934, as amended. We believe that retaining an independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances given the early stages of our development and the fact that we have not generated any material revenues to date.

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

In addition, our Code of Business Conduct and Ethics emphasizes that all employees, and particularly managers and/or supervisors, have a responsibility for maintaining financial integrity within our company, consistent with generally accepted accounting principles, and federal, provincial and state securities laws. Any employee who becomes aware of any incidents involving financial or accounting manipulation or other irregularities, whether by witnessing the incident or being told of it, must report it to his or her immediate supervisor or to our company's president or secretary. If the incident involves an alleged breach of the Code of Business Conduct and Ethics by the president or secretary, the incident must be reported to any member of our board of directors. Any failure to report such inappropriate or irregular conduct of others is to be treated as a severe disciplinary matter. It is against our company policy to retaliate against any individual who reports in good faith the violation or potential violation of our company's Code of Business Conduct and Ethics by another.

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our annual report on Form 10-KSB filed with the Securities and Exchange Commission on April 17, 2006. Nomination Process

As of March 31, 2008, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

Involvement in Certain Legal Proceedings

Our directors, executive officers and control persons have not been involved in any of the following events during the past five years:

1.	any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
2.	any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences);
3.

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

4

being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than 10% of a registered class of our equity securities (“Reporting Persons”), to file reports of ownership and changes in ownership with the SEC. Reporting Persons are required by SEC regulations to furnish us with copies of all forms they file pursuant to Section 16(a). Based solely on our review of the copies of such reports received by it, and written representations from certain Reporting Persons that, other than as described below, no other reports were required for those persons, we believe that, during the year ended December 31, 2007, the Reporting Persons complied with all Section 16(a) filing requirements applicable to them.

No one with a principal position has failed to file, on a timely basis, the identified reports required by section 16(a) of the Exchange Act during the most recent fiscal year.

ITEM 10.	EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)	our principal executive officer;
(b)	each of our two most highly compensated executive officers who were serving as executive officers at the year ended December 31, 2007; and
(c)

up to two additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as our executive officer at the end of the most recently completed financial year,

Summary Compensation Table

The following table sets forth summary information concerning compensation paid by or accrued for services rendered to us in all capacities during the past two fiscal years to our Chief Executive Officer and to each additional executive officer whose salary and bonus exceeded $100,000 (the “Named Executive Officer.”)

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Compensation ($)	Awards		Payouts	All Other Compensation ($)
					Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)
Maya Vinogradov President, Secretary and Treasurer Thornton Donalson President, Secretary and Treasurer	2007 2007 2006 2005	$Nil $Nil $Nil $Nil	Nil 100,000 Nil Nil	4,583 Nil 120,000 40,000	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil	Nil Nil Nil Nil

Ms. Vinogradov was appointed our President, Secretary and Treasurer on July 13, 2007.  She was paid a consulting fee of $10,000 for the period July 13, 2007 to July 12, 2008.  The remaining $5,417 is in prepaid expenses and will be fully expensed next fiscal year.

Mr. Donaldson was our President, Secretary and Treasurer from November 8, 2005 to July 13, 2007.  He was paid a one-time bonus of $100,000 on January 24, 2007.  He resigned as a director on July 16, 2007.

Mr. Donaldson was granted 300,000 stock options on November 18, 2005. All options were cancelled during the fiscal year ending December 31, 2007.

Stock Option Grants

As of the date of this annual report on Form 10-KSB, we do not have any outstanding stock options to purchase our common stock.

Long-Term Incentive Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers, except that our directors and executive officers may receive stock options at the discretion of our board of directors. We do not have any material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of our board of directors.

We have no plans or arrangements in respect of remuneration received or that may be received by our executive officers to compensate such officers in the event of termination of employment (as a result of resignation, retirement, change of control) or a change of responsibilities following a change of control, where the value of such compensation exceeds $60,000 per executive officer.

Employment Contracts, Termination of Employment and Change In Control Arrangements

We have not entered into any employment agreements with our officers and directors.

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

ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of February 1, 2008 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Amount and Nature of	Percentage of
Title of Class	Of Beneficial Owner	Beneficial Ownership	Common Stock (1)

Common Stock	All Officers and Directors	Nil	0.0%

(1)

Based on 31,413,333 shares of our common stock issued and outstanding as of December 31, 2007. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2007.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2007, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 13.	EXHIBITS

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
(4)	Instruments Defining Rights of Security Holders, Including Indentures

4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)

(10)	Material Contracts

10.1	Form of Subscription Agreement between Sound Technology Inc. and 32 persons (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004):

10.2	Distribution Agreement dated May 15, 2004 between Sound Technology Inc. and Danish Audio Connect (incorporated by reference from our Registration Statement Form SB-2/A filed on June 18, 2004)

10.3	Terms of Use of Internet Secure (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.4	User Agreement for PayPal Service (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.5	Distribution Agreement dated May 27, 2004 between Audiyo Inc. and Raimund Mundorf (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.6	Loan Agreement dated October 1, 2005, between our company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.7	Debt Settlement and Subscription Agreement dated October 15, 2005, between our company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.8	Consulting Agreement dated November 1, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.9	Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.10	Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.11	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.12	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)

10.13	Stock Option and Subscription Agreement dated November 21, 2005, between our company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.14	Form of Subscription Agreement between our company and six persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.15	Finder's Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

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

10.21	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.22	Amendment Agreement dated April 3, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.23	Amended and Restated Agreement dated April 7, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson

(32)	Section 1350 Certifications

32.1	Section 906 Certification under Sarbanes-Oxley Act of 2002 of Thornton Donaldson

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended December 31 for professional services rendered by the Company’s independent auditors, for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB filings for those years amount to $19,000

	Fiscal year ended December 31, 2007	Fiscal year ended December 31, 2006

Audit fees (2007 estimated)	$ 7,500	$2,800
Tax fees	Nil	Nil
All other fees	19,000	Nil

Audit-Related Fees

The aggregate fees billed in the period ended December 31, 2007 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

Tax Fees

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the principal accountants for tax compliance, tax advise, and tax planning was $NIL.

All Other Fees

During the last two fiscal years there were no other fees charged by the principal accountants.

Audit Committee’s Pre-approval Policies

Under our audit committee’s policy, pre-approval is generally provided for particular services or category of service, including planned services, project based services and routine consultations. In addition, the audit committee may also pre-approve particular services on a case-by-case basis. Our audit committee approved all services that our independent accountants provided to us since inception.

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
Dated:  April 10, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Maya Vinogradov
By: Maya Vinogradov
President, Secretary, Treasurer and Director
(Principal Executive Officer,
Principal Financial Officer and
Principal Accounting Officer)
Dated:  April 10, 2008