Form 10QSB
period 2008-03-31
TEXOLA ENERGY CORP
filed 2008-05-20
CIK 217209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

(306) 685-4277
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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 31,413,333 common shares issued and outstanding as of May 15, 2008

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

INDEX

		Page
PART I.	FINANCIAL INFORMATION
ITEM 1.	Financial Statements	3
	Interim Balance Sheets as at March 31, 2008
	with comparative figures as at December 31, 2007	5
	Interim Statement of Operations
	For the three ended March 31, 2008 and 2007	6
	Interim Statement of Cash Flows
	For the three months ended March 31, 2008 and 2007	7
	Statement of Stockholders’ Equity
	For the period October 21, 2003 (date of inception) to March 31, 2008	9
	Notes to the Financial Statements.	10
ITEM 2.	Management’s Discussion and Analysis or Plan of Operation	13
ITEM 3.	Controls and Procedures	25
PART II.	OTHER INFORMATION	26
ITEM 1.	Legal Proceedings	26
ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26
ITEM 3.	Defaults Upon Senior Securities	26
ITEM 4.	Submission of Matters to a Vote of Security Holders	27
ITEM 5.	Other Information	27
ITEM 6.	Exhibits	27
	SIGNATURES

PART I - FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended March 31, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008
Expressed in US Funds

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)
BALANCE SHEETS
(Unaudited)
(Stated in U.S. Dollars)

	March 31	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

Current
Cash	$20,903	$32,609
Receivable	1,950	1,950
Prepaid expenses	3,072	5,621
Total Current Assets	25,925	40,180

Exploration Advances – Note 3	-	-
Oil and Gas Properties – Note 3	-	-
TOTAL ASSETS	$25,925	$40,180

LIABILITIES
Current
Accounts payable and accrued liabilities	$13,799	$5,163
Loans payable – Note 4	272,200	272,200
Derivative liability – Note 5e	232,000	43,400
Total Current Liabilities	517,999	320,763

Convertible Debentures – Note 5	2,917,263	2,917,263
TOTAL LIABILITIES	$3,435,262	$3,238,026

STOCKHOLDERS' DEFICIT

Common Stock – Note 6
Authorized:
750,000,000 common shares with a par value of $0.001 per share

Issued:
31,413,333 common shares	31,413	31,413
Additional paid-in capital	1,324,253	1,324,253
Deficit accumulated during the Exploration stage	(4,765,003)	(4,553,512)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$(3,409,337)	$(3,197,846)

	$25,925	$40,180

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)
(Stated in U.S. Dollars)

			Cumulative
			period from
			Inception
	Three Months Ended		September 29,
	March 31		2005
			to
	2008	2007	March 31, 2008

Revenue	$-	$-	$-

Expenses
Advertising and promotion	-	675	50,764
Audit and accounting	12,143	15,961	106,029
Communications	-	601	16,484
Consulting	2,100	82,800	547,870
Management compensation	2,500	100,000	107,083
Drilling and exploration	291	85,894	373,023
Loss on embedded derivative liabilities (Note 5e)	188,600	23,000	(404,000)
Foreign exchange (gain) loss	2,416	1,077	(12,258)
Interest and bank charges	46	108	2,141
Interest expense – beneficial
conversion feature of debenture (Note5a )	-	-	1,026,000
Interest on long term debt (Note 5)	-	47,500	241,943
Investor relations	-	60,000	253,000
Legal fees	-	7,041	82,440
Office and miscellaneous	3,345	11,314	55,169
Transfer agent/filing fees	50	2,200	12,567
Travel		22,495	131,957
	211,491	460,666	2,590,212

Loss from continuing operations	$(211,491)	$(460,666)	$(2,590,212)

Loss from discontinued operations
Abandonment of oil and gas properties	-	-	(2,124,061)
Provision for income taxes			-

Loss for the year	$(211,491)	$(460,666)	$(4,714,273)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	31,413,333	31,413,333

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)
(Stated in U.S. Dollars)

				Cumulative
	Three Months Ended			from
	March 31		September 29, 2005
			to March 31, 2008
	2008		2007	(Note 2))

Operating Activities
Income (loss) for the year	$(211,491)		$(460,666)	$(4,714,271)

Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities
Consulting - stock based compensation	-		22,375	180,000
Interest expense - beneficial conversion
feature of debenture (Note 5b,5c,5d and 5e)	-		-	1,026,000
Loss on embedded derivative liabilities
(Note 5b, 5c, 5d and 5e)	188,600		23,000	(404,000)
Receivable	-		23,924	(1,950)
Prepaid expenses	2,550		8,010	(3,071)
Non-cash interest expense	-		-	12,500
Assets held for resale and discontinued	-		-
operations				-
Accounts payable and accrued liabilities	8,635		31,319	2,748
Interest payable	-		47,500	-

Liabilities held for resale and discontinued	-		-	-
operations
	(11,706)		(304,538)	(3,902,044)
Investing Activity
Explorations advance
Acquisition of oil and gas property	-		64,711	(1,652,218)
Abandonment of oil and gas properties	-		(18,907)	2,104,156
Proceeds on sale of share of oil and gas	-		-	48,062
property
		-	45,804	500,000
Financing Activities
Loans payable	-		-	272,200
Capital contributions	-		-	231,666
Convertible debenture	-		-	2,917,263
	-		-	3,421,129
Net Increase (Decrease) in Cash	(11,706)		(258,734)	19,085

Cash, beginning of period	32,609		296,530	1,818

Cash, end of period	$20,903		$37,796	$20,903

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS – Continued
(Unaudited)
(Stated in US Dollars)

					Cumulative
					From
	Three Months Ended				September 29, 2005
	March 31				to
	2008			2007	March 31, 2008
					(Note 2)

Supplementary Disclosure for Non-Cash
Investing and Financing Activities

Settlement of amounts due to related party by
issuance of shares		$-		$-	$2,500

Issuance of convertible debenture for oil and
gas property finder’s fees		$-		$-	$500,000

Intrinsic value of the beneficial feature of
convertible debentures (Note 5 e)	$			$-	$1,026.000
Loss(Gain) on embedded derivative liabilities
(Note 5e)		$188,600		$23,000	$(404,000)
Cancellation of capital stock on disposal of
subsidiary	$		$		$(6,050)

Common shares issued on conversion of
debenture and accrued interest	$		$		$512,500

Intrinsic value of the beneficial conversion
feature convertible debentures (Note 5a)	$		$		$1,026,000

Assets sold on disposal of subsidiary	$		$		$119,277

Abandonment of oil and gas properties	$				$2,214,061

Liabilities cancelled on disposal of subsidiary	$		$		$(130,187)

Stock compensation expense	$			$22,375	$180,000
Supplementary Cash Flow Disclosures
Interest paid	$		$		$-
Income taxes paid	$		$		$-

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
For the period October 21, 2003 (date of inception) to March 31, 2008
(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated		Accumulated
			Additional	During the		Compre-
			Paid In	Exploration		hensive		Special
	Shares	Amount	Capital	Stage		Loss		Distribution	Total
Common shares issued for
cash at $0.0002 per share
October 14, 2003	500,000	$500	$(400)	$-		$-		$-	$100
Special distribution	-	-	-	-		-		(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)		-		-	(3,900)
Balance - December 31,2003	500,000	$500	$(400)	$(3,900)		$-		$(3,300)	$(7,100)
Common shares issued for
cash at $0.0005 per share	89,900,000	89,900	(44,950)	-		-		-	44,950
Foreign currency translation	-	-	-	-		(526)		-	(526)
Net loss for the year	-	-	-	(63,464)		-		-	(63,464)
Balance - December 31, 2004	90,400,000	$90,400	$(45,350)	$(67,364)		$(526)		$(3,300)	$(26,140)
Common shares issued in
settlement of loan from related
party at $0.10 per share	25,000	3	2,497	-		-		-	2,500
Stock based compensation	-	-	45,000	-		-		-	45,000
Discontinued operations	(60,500,000)	(6,050)	54,450	-		526		3,300	(2,224)
Net loss for the year	-	-	-	(82,257)		-		-	(82,257)
Balance - December 31, 2005	29,925,000	$29,925	$56,575	$(149,621)		$-		$-	$(63,121)
Common shares issued on
conversion of debenture and
accrued interest	1,025,000	1,025	511,475	-		-		-	512,500
Intrinsic value of the
beneficial conversion feature
of the convertible debentures
(Note 6a and 6b)	-	-	390,000	-		-		-	390,000
Common shares issued
pursuant to private placement
at $0.50 per share (Note 7a)	463,333	463	231,203	-		-		-	231,666
Stock based compensation			99,945						99,945
Net loss for the period	-	-	-	(1,944,298)		-		-	(1,944,298)
Balance - December 31, 2006	31,413,333	$31,413	$1,289,198	$(2,093,919)		$-		$-	$(773,308)
Stock based compensation			35,055						35,055
Net loss for the year	-	-	-	(2,459,593)		-		-	(2,459,593)
Balance – December 31 , 2007	31,413,333	$31,413	$1,324,253	$(4,553,512)		$-		$-	$(3,197,846)
Net loss for the period				(211,491)					(211,491)
Balance – March 31, 2008	31,413,333	$31,413	$1,324,253	$(4,765,003)	$		$		$(3,409,337)

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)
March 31, 2008
(Stated in US Dollars)

Note 1	Interim Financial Statements

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 annual audited financial statements.

Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

Note 2	Nature and Continuance of Operations

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

In 2003, the Company acquired Audiyo Inc. (“Audiyo”), a company incorporated in Ontario, Canada. (Note 2). Audiyo is an audio component Internet retailer with an interactive user-friendly website, www.audiyo.com, that enables the DIY (do-it-yourself) hobbyist to build sound systems by themselves at a price substantially less than current retail prices. Audiyo’s website provides step-by-step process instructions with visuals including tools and components required to build audio projects.

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

These financial statements have been prepared in accordance with generally accepted accounting principles applicable to a going concern, which assumes that the Company will be able to meet its obligations and continue its operations for its next twelve months. Realization values may be substantially different from carrying values as shown and these financial statements do not give effect to adjustments that would be necessary to the carrying values and classification of assets and liabilities should the Company be unable to continue as a going concern.

At March 31, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $4,714,273 since its inception, has a working capital deficiency of $492,074 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern. The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due. Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

3.	Oil and Gas Properties

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

On February 21, 2008, due to depressed market conditions arising from the US sub-prime issues and the Company’s inability to raise the significant exploration capital required to maintain and explore its oil and gas properties and leases, the Company made a decision to abandon its projects located in Brown County, Kansas, and Maverick Springs, Nevada and postponed further funding and exploration at Chinchaga, Alberta. As a result the investments in the Brown County and Maverick Springs projects, totalling $2,124,061, were written off to $Nil to reflect the impairment of the assets in accordance with generally accepted accounting principles.

As of March 31, 2008 $Nil (March 31, 2007 - $136,752) was expended in drilling costs.

4.	Loans Payable

Loans payable consist of three loans of $25,200, $97,000, $10,000 and $50,000, made by unrelated parties to the Company. The loans are unsecured, non-interest bearing and fall due on October 30, 2008, October 20, 2008, August 15, 2008 and October 17 2008.

5.	Convertible Debentures

a)	On March 8, 2006, the Company issued a Convertible Debenture in the amount of $1,300,000. The Debenture bears interest at 6% per annum, and falls due November 1, 2008. The Debenture and accrued interest may be converted at the option of the holder into “Units” of the Company. Each Unit consists of a common share at $1.00 per share and one share purchase warrant to acquire one additional share of the Company at $1.50 per share, expiring two years subsequent to the date of conversion.

The Company determined that the 6% Convertible Debentures (Notes 5a ) should be accounted for in accordance with EITF No. 98-5 "Accounting for Convertible Securities with Beneficial Conversion Features", the beneficial conversion feature is calculated at its intrinsic value (that is, the difference between the conversion price and the fair value of the common stock into which the debt is convertible, multiplied by the number of shares into which the debt is convertible) at the commitment date. A portion of the proceeds from issuance of the convertible debt, equal to the intrinsic value, is then allocated to additional paid-in capital. Because the debt is convertible at the date of issuance, the debt discount is charged to interest expense at the date of issuance.

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

b)	On May 10, 2006, the Company issued a Convertible Debenture in the amount of $300,000. The Debenture bears interest at 8% per annum, and falls due May 10, 2008. Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $1.00 or the market price of the common stock at the time of conversion.

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

c)	On September 1, 2006, the Company issued a Convertible Debenture in the amount of $400,000. The Debenture bears interest at 8% per annum, and falls due September 1, 2007. Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $0.80 or 90% of the market price of the common stock at the time of conversion.

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

d)	On November 15, 2006, the Company issued a Convertible Debenture in the amount of $700,000. The Debenture bears interest at 8% per annum, and falls due November 15, 2007. Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $0.80 or 90% of the market price of the common stock at the time of conversion.

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

e)	The company determined that the conversion feature of the 8% Convertible Debentures (Notes5b, 5c and 5e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.

The company determined that the conversion feature of the 0% Convertible Debentures (Notes 5a, 5b, 5c and 5d) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability. As at March 31, 2008 the fair value of the conversion feature of the 0% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $232,000 (December 31, 2007 - $43,400).

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”. The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

The fair value of the 0% Convertible Debentures as at March 31, 2008 and December 31, 2007 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31	December 31
	2008	2007
Risk free interest rate	1.54%	3.12%
Expected life – years	1.41	1.67
Expected volatility	89.72	84.79
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.01992	$0.0038

6.	Capital Stock

a)	Stock Issuances

There was no stock issuances during the three month period ended March 31, 2008

b)	Stock Options

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

As at March 31, 2008 there were no stock options outstanding.

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our Company and the terms “Company” "we", "us" and "our" mean Texola Energy Corporation.

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

On February 21, 2008, due to depressed market conditions arising from the US sub-prime issues and the Company’s inability to raise the significant exploration capital required to maintain and explore its oil and gas properties and leases, the Company made a decision to abandon its projects located in Brown County, Kansas, and Maverick Springs, Nevada and postponed further funding and exploration at Chinchaga, Alberta. As a result and in conjunction with the Company’s audit for the year ended December 31, 2007, the investments in the Brown County and Maverick Springs projects, totalling $2,124,061, were written off to $Nil to reflect the impairment of the assets in accordance with generally accepted accounting principles.

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

Plan of Operations

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

Results of Operations for the Three months Ended March 31, 2008 and March 31, 2007

Revenues for the three months ended March 31, 2008 and March 31, 2007 were $Nil.

Expenses for the three months ended March 31, 2008 were $211,491 compared to $460,666 for the three months ended March 31, 2007 resulting in a decrease of $249,175. The $211,491 for the three months ended March 31, 2008 consisted of a loss of $188,600 on embedded derivative liabilities, $2,100 in consulting fees, current management fee of $2,500, $12,143 in audit and accounting fees and the remaining $4,148 in general and administrative expenses.

The net loss for the three months ended March 31, 2008 was $211,491 compared to $460,666 for the three months ended March 31, 2007.

As of March 31, 2008, our Company had cash $20,903 and a working capital deficiency of $492,074. Excluding costs associated with negotiating future oil and gas leases and interest on long term debt, we estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses to December 31, 2008

Operating Expenses
Consultants	$25,000
Professional Fees	$40,000
General and Administrative Expenses	$25,000
Total	$90,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2008, we had $20,903 in cash and total current assets of $25,925 and $517,999 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, interest payable, loans payable and a derivative liability. We had a working capital deficiency of $492,074 as of March 31, 2008.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2008.

We incurred a loss of $211,491 for the three month period ended March 31, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $90,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit, after writing off its interests in the Brown County and Maverick Springs properties, amounts to $4,714,273 as at March 31, 2008. The continuation of our business is dependent upon us raising additional finances and the support of our lenders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

The audited financial statements included with our annual report filed with the Securities and Exchange Commission have been prepared on the going concern basis which assumes that adequate sources of financing will be obtained as required and that our assets will be realized and liabilities settled in the ordinary course of business. Accordingly, the audited financial statements do not include any adjustments related to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2008, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2008, all of our oil and gas properties were unproven and were excluded from depletion. At March 31, 2008, management believes none of our unproven oil and gas properties reflected on the balance sheet were impaired.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2007 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern. Our accumulated deficit amounts to $4,714,273 as at March 31, 2008. The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of May 15, 2008 which have a material effect on our company or our operations.

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

RISKS RELATED TO OUR BUSINESS

We are an exploration stage company with a limited operating history that makes it impossible to reliably predict future growth and operating results.

We have not been able to achieve profitable operations and there are no assurances that we will be able to do so in the future. Potential investors should be aware of the difficulties normally encountered by a new enterprise and the high rate of failure of such enterprises. The potential for future success must be considered in light of the problems, expenses, difficulties, complications and delays encountered in connection with the development of a business in general. There is no history upon which to base any assumption as to the likelihood that we will prove successful, and there can be no assurance that we will generate significant operating revenues in the future or ever achieve profitable operations.

We have negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $211,491 for the three months ending March 31, 2008 and accumulative losses of $4,714,273 since inception to March 31, 2008. As of March 31, 2008 we had a working capital deficiency of $492,074. We do not expect positive cash flow from operations in the near term.

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

Since inception through March 31, 20008, we have incurred aggregate losses of $4,714,273 including the write off of oil and gas leases of $2,124,061. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

Until such time as we generate revenues, we expect to continue to require outside capital to fund development and operating costs. Consequently, we expect to incur operating losses and negative cash flow for the foreseeable future.

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

ITEM 3.	CONTROLS AND PROCEDURES.

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

  provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

  Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

As of March 31, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2008 and communicated the matters to our management and board of directors.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENION SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005
(4)	Instruments Defining Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
(10)	Material Contracts
10.1	Loan Agreement dated October 1, 2005, between our Company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.2	Debt Settlement and Subscription Agreement dated October 15, 2005, between our Company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.3	Consulting Agreement dated November 1, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.4	Share Purchase Agreement dated November 16, 2005, among our Company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.5	Assignment Agreement dated November 18, 2005, between our Company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.6	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.7	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
10.8	Stock Option and Subscription Agreement dated November 21, 2005, between our Company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.9	Form of Subscription Agreement between our Company and six persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.10	Finder's Fee Agreement dated December 5, 2005, between our Company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.11	Joint Participation Agreement for Maverick Springs Elko and White Pine Counties, Nevada dated February 28, 2006, between our Company and Chamberlain Exploration Development and Research Stratigraphic Corporation doing business as Cedar Strat Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.12	Farmout and Option Agreement dated March 7, 2006, between our Company and Suncor Energy Inc. (incorporated by reference from our Current Report on Form 8-K on March 24, 2006)

10.13	Private Placement Subscription Agreement dated March 8, 2006, between our Company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.14	6% Convertible Note due March 8, 2008 issued to Bulstrode International Inc. by our Company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.15	Private Placement Subscription Agreement dated March 9, 2006, between our Company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.16	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our Company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.17	Amendment Agreement dated April 3, 2006, between our Company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.18	Amended and Restated Agreement dated April 7, 2006, between our Company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
(14)	Code of Ethics
14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
(31)	Rule 13a-14(a)/15d-14(a) Certifications
31.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002
(32)	Section 1350 Certifications
32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Filed herewith.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXOLA ENERGY CORPORATION

/s/ Maya Vinogradov
By: ___________________
Maya Vinogradov
President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 19, 2008