Form 10QSB
period 2008-06-30
TEXOLA ENERGY CORP
filed 2008-08-14
CIK 217209

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-QSB

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

[   ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from __________ to __________

Commission file number  333-114995

TEXOLA ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#477, 1313 E Maple St., Suite 201, Bellingham, WA 98225
(Address of principal executive offices)

(306) 685-4277
(Issuer's telephone number)

#290-601 Cordova St., Vancouver, B.C. V6B 1G1
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

Yes [  ]     No [ X ]

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   31,413,333 common shares issued and outstanding as of  June 30, 2008

Transitional Small Business Disclosure Format (Check one):     Yes [   ]     No [X]

PART I  - FINANCIAL STATEMENT

ITEM 1.	FINANCIAL STATEMENTS.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2008 include all adjustments necessary in order to ensure that the interim financial statements are not misleading.

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008

Expressed in US Funds

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company

 INTERIM BALANCE SHEETS

(Unaudited)
(Stated in U.S. Dollars)

	June 30	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

Current
Cash	$426	$32,609
Receivable	1,950	1,950
Prepaid expenses	1,296	5,621
Total Current Assets	3,672	40,180

Exploration Advances – Note 3	-	-
Oil and Gas Properties – Note 3	-	-
TOTAL ASSETS	$3,672	$40,180

LIABILITIES
Current
Accounts payable and accrued liabilities	$4,789	$5,163
Loans payable – Note 4	272,200	272,200
Derivative liability – Note 5e	165,000	43,400
Total Current Liabilities	441,989	320,763

Convertible Debentures – Note 5	2,917,263	2,917,263
TOTAL LIABILITIES	$3,359,252	$3,238,026

STOCKHOLDERS' DEFICIT

Common Stock – Note 6
Authorized:
750,000,000 common shares with a par value of $0.001 per share

Issued:
31,413,333 common shares	31,413	31,413
Additional paid-in capital	1,324,253	1,324,253
Deficit accumulated during the Exploration stage	(4,711,246)	(4,553,512)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$(3,355,580)	$(3,197,846)

	$3,672	$40,180

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2008 and 2007

 (Unaudited)
(Stated in US Dollars)

					Cumulative
					From
	Three Months Ended June 30		Six Months Ended June 30		Sept. 29,
	2008	2007	2008	2007	2005 to
					June 30,
					2008

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	-	338	-	1,013	50,764
Audit and accounting fees	4,879	13,509	17,023	29,470	110,908
Consulting fees	1,575	72,680	3,675	155,480	549,445
Communications	-	210	-	810	16,484
Directors fees	2,500	-	5,000	100,000	109,583
Drilling and exploration	73	6,423	364	92,318	373,096
Interest expense – beneficial
conversion feature of
debenture (Note 6)	-	-	-	-	1,026,000
Gain on embedded derivative
liabilities (Note 6)	(67,000)	(152,000)	121,600	(129,000)	(471,000)
Foreign exchange (gain) loss	387	(515)	2,802	562	(11,871)
Interest and bank charges	44	98	90	206	2,185
Interest on long term debt
(Note 6)	-	47,500	-	95,000	241,943
Investor relations	-	46,000	-	106,000	253,000
Legal fees	1,995	7,116	1,995	14,157	84,435
Office and miscellaneous	195	9,078	3,540	20,391	55,364
Transfer agent/filing fees	1,595	551	1,645	2,751	14,160
Travel	-	-	-	22,495	131,957
Total operating expenses	53,757	(50,988)	(157,734)	(511,653)	(2,536,453)
Income/(loss) from
Continuing Operations	53,757	(50,988)	(157,734)	(511,653)	(2,536,453)
Income/(loss) from
discontinued operations	-	-	-	-	(2,124,061)

Income/(loss) for the Period	$53,757	$(50,988)	$(157,734)	$(511,653)	$(4,660,514)
Basic And Diluted Net
Earnings (Loss) Per	(0.00)	(0.00)	(0.00)	(0.02)
Common Share
Basic And Diluted
Weighted Average Number
Of Common Shares
Outstanding	31,413,333	31,413,333	31,413,333	31,413,333

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

For the six months ended June 30, 2008 and 2007

(Unaudited)
(Stated in US Dollars)

					Cumulative
					From
					September 29,
	Three Months Ended June 30		Six Months Ended June 30		2005 to
	2008	2007	2008	2007	June 30, 2008
Cash Resources Provided By (Used In)
Operating Activities
Income (loss) for the period	$53,757	$(50,988)	$(157,734)	$(511,653)	$(4,660,514)

Adjustments to Reconcile Net Loss to Net Cash
Provided by Operating Activities
Consulting - stock based
compensation	-	12,680	-	35,055	180,000
Interest expense – beneficial
conversion feature of debenture
(Note 6)	-	(152,000)	-	-	1,026,000
Gain on embedded derivative
liabilities (Note 6)	(67,000)	13,646	121,600	(129,000)	(471,000)
Receivable	-		-	37,570	(1,950)
Prepaids	1,776	10,981	-	18,991	(1,296)
Non-cash interest expense	-	-	4,325	-	12,500
Assets held for resale and
discontinued operations	-	-	-	-	-
Accounts payable and accrued
liabilities	(9,010)	19,706	(374)	51,024	(6,261)
Interest payable	-	47,500	-	95,000	-
Due to related parties	-	-	-	-	-
Liabilities held for resale and
discontinued operations	-	-	-	-	-
	(20,477)	(98,475)	(32,183)	(403,013)	(3,922,521)
Investing Activity
Explorations advance	-	-	-	64,711	-
Acquisition of oil and gas
property	-	(881)	-	(19,788)	(1,652,218)
Abandonment of oil and gas					2,104,156
properties
Proceeds on sale of share of	-	-	-	-	48,062
oil and gas property
	-	(881)	-	44,923	500,000
Financing Activities
Loans payable	-	97,000	-	97,000	272,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	-	-	-	-	2,917,263
	-	97,000	-	97,000	3,421,129
Net Increase (Decrease) in Cash	(20,477)	(2,356)	(32,183)	(261,090)	(1.392)

Cash, Beginning of Period	20,903	37,796	32,609	296,530	1,818

Cash, End of Period	$426	$35,440	$426	$35,440	$426

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS - Continued

For the six months ended June 30, 2008 and 2007

 (Unaudited)
(Stated in US Dollars)

						Cumulative
						From
						September 29,
		Three Months Ended June 30		Six Months Ended June 30		2005 to
		2008	2007	2008	2007	June 30, 2008

Supplementary Disclosure
for Non-Cash Investing and
Financing Activities
Settlement of amounts due to
related party by issuance of
shares		$-	$-	$-	$-	$2,500
Issuance of convertible
debenture for oil and gas
property finders fees		$-	$-	$-	$-	$500,000
Intrinsic value of the beneficial
feature of convertible
debentures (Note 6)		$-	$-	$-	$-	$1,026.000
Loss(Gain) on embedded
derivative liabilities (Note 6)		$(67,000)	$(152,000)	$(121,000)	$(129,000)	$(471,000)
Cancellation of capital stock on
disposal of subsidiary		$-	$-	$-	$-	$(6,050)
Common shares issued on
conversion of debenture and
accrued interest		$-	$-	$-	$-	$512,500
Intrinsic value of the beneficial
conversion feature convertible
debentures (Note 6)		$-	$-	$-	$-	$1,026,000
Assets sold on disposal of
subsidiary		$-	$-	$-	$-	$119,277
Liabilities cancelled on
disposal of subsidiary		$-	$-	$-	$-	$(130,187)

Stock compensation expense	$		$12,680	$-	$35,055	$180,000
Supplementary Cash Flow
Disclosures
Interest paid		$-	$-	$-	$-	$-
Income taxes paid		$-	$-	$-	$-	$-

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the period October 21, 2003 (date of inception) to June 30, 2008

(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated		Accumulated
			Additional	During the		Compre-
			Paid In	Exploration		hensive		Special
	Shares	Amount	Capital	Stage		Loss		Distribution	Total
Common shares issued for
cash at $0.0002 per share
October 14, 2003	500,000	$500	$(400)	$-		$-		$-	$100
Special distribution	-	-	-	-		-		(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)		-		-	(3,900)
Balance - December 31,2003	500,000	$500	$(400)	$(3,900)		$-		$(3,300)	$(7,100)
Common shares issued for
cash at $0.0005 per share	89,900,000	89,900	(44,950)	-		-		-	44,950
Foreign currency translation	-	-	-	-		(526)		-	(526)
Net loss for the year	-	-	-	(63,464)		-		-	(63,464)
Balance - December 31, 2004	90,400,000	$90,400	$(45,350)	$(67,364)		$(526)		$(3,300)	$(26,140)
Common shares issued in
settlement of loan from related
party at $0.10 per share	25,000	3	2,497	-		-		-	2,500
Stock based compensation	-	-	45,000	-		-		-	45,000
Discontinued operations	(60,500,000)	(6,050)	54,450	-		526		3,300	(2,224)
Net loss for the year	-	-	-	(82,257)		-		-	(82,257)
Balance - December 31, 2005	29,925,000	$29,925	$56,575	$(149,621)		$-		$-	$(63,121)
Common shares issued on
conversion of debenture and
accrued interest	1,025,000	1,025	511,475	-		-		-	512,500
Intrinsic value of the
beneficial conversion feature
of the convertible debentures
(Note 6a and 6b)	-	-	390,000	-		-		-	390,000
Common shares issued
pursuant to private placement
at $0.50 per share (Note 7a)	463,333	463	231,203	-		-		-	231,666
Stock based compensation			99,945						99,945
Net loss for the period	-	-	-	(1,944,298)		-		-	(1,944,298)
Balance - December 31, 2006	31,413,333	$31,413	$1,289,198	$(2,093,919)		$-		$-	$(773,308)
Stock based compensation			35,055						35,055
Net loss for the year	-	-	-	(2,459,593)		-		-	(2,459,593)
Balance – December 31 , 2007	31,413,333	$31,413	$1,324,253	$(4,553,512)		$-		$-	$(3,197,846)
Net loss for the period				(157,734)					(157,734)
Balance – June 30, 2008	31,413,333	$31,413	$1,324,253	$(4,711,246)	$		$		$(3,355,580)

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2008

 (Stated in US Dollars)

Note 1	Interim Financial Statements

While the information presented in the accompanying interim financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2007 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2007 annual audited financial statements.

Operating results for the six months ended June 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

At June 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $4,711,246 since its inception, has a working capital deficiency of $438,317 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

As of June 30, 2008 $364  (June 30,  2007 - $92,318) was expended in drilling costs.

4.	Loans Payable

Loans payable consist of four loans of $25,200, $97,000, $100,000 and $50,000, made by unrelated parties to the Company.  The loans are unsecured, non-interest bearing and fall due on April 30, 2009, May 20, 2009, August 18, 2008 and October 18, 2008.

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

The company determined that the conversion feature of the 0% Convertible Debentures (Notes 5a, 5b, 5c  and 5d) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at June 30, 2008 the fair value of the conversion feature of the 0% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $232,000 (December 31, 2007 - $43,400).

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”.  The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

The fair value of the 0% Convertible Debentures as at June 30, 2008 and December 31, 2007 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30	December 31
	2008	2007
Risk free interest rate	2.42%	3.12%
Expected life – years	1.17	1.67
Expected volatility	101.34	84.79
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.00896	$0.0038

6.	Capital Stock

a)	Stock Issuances

There was no stock issuances during the six month period ended June 30, 2008

b)	Stock Options

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

As at June 30, 2008 there were no stock options outstanding.

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

Our principal business office is located at #477, 1313 Maple St., Suite 201, Bellingham, WA  98225 . Our registered office for service in the State of Nevada is located at Suite 300, 7251 West Lake Mead, Las Vegas, Nevada.

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

Results of Operations for the Six months Ended June 30, 2008 and June 30, 2007

Revenues for the six months ended June 30, 2008 and June 30, 2007 were $Nil.

Expenses for the six months ended June 30, 2008 were $157,734 compared to $511,653 for the six months ended June 30, 2007 resulting in a decrease of $353,919.  The $157,734 for the six months ended June 30, 2008 consisted of a loss of $121,600 on embedded derivative liabilities, $3,675 in consulting fees, current management fee of $5,000, $17,023 in audit and accounting fees and the remaining $10,436  in general and administrative expenses.

The net loss for the six months ended June 30, 2008 was $157,734 compared to $511,653 for the six months ended June 30, 2007.

As of June 30, 2008, our Company had cash $426 and a working capital deficiency of $441,317 Excluding costs associated with negotiating future oil and gas leases and interest on long term debt, we estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses to December 31, 2008
Operating Expenses
Consultants	$25,000
Professional Fees	$40,000
General and Administrative Expenses	$25,000
Total	$90,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2008, we had $426 in cash and total current assets of $3,672 and $441,989 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, ,loans payable and a derivative liability. We had a working capital deficiency of $441,317 as of June 30, 2008.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2008.

We incurred a loss of $157,734 for the six month period ended June 30, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $90,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

As of June 30, 2008, our Company did not have any material commitments for capital expenditures and management does not anticipate that our Company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit, after writing off its interests in the Brown County and Maverick Springs properties, amounts to $4,711,246 as at June 30, 2008.  The continuation of our business is dependent upon us raising additional finances and the support of our lenders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2008, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2008, all of our oil and gas properties were unproven and were excluded from depletion. At June 30, 2008, management believes none of our unproven oil and gas properties reflected on the balance sheet were impaired.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2007 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $4,711,246 as at June 30, 2008.  The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of June 30, 2008 which have a material effect on our company or our operations.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $157,734 for the six months ending June 30, 2008 and accumulative losses of $4,711,246 since inception to June 30, 2008.  As of June 30, 2008 we had a working capital deficiency of $438,317. We do not expect positive cash flow from operations in the near term.

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

Since inception through June 30, 2008, we have incurred aggregate losses of $4,711,246 including the write off of oil and gas leases of $2,124,061. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Our stock is a penny stock.  The Securities and Exchange Commission has adopted Rule 15g-9 which generally defines "penny stock" to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and "accredited investors".  The term "accredited investor" refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account.  The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer's confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules; the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

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

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

-	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
-

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and directors; and

-	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

As of June 30, 2008 we conducted an  evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2008 and communicated the matters to our management and board of directors.

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

August 12, 2008