Form 10-Q
period 2008-09-30
TEXOLA ENERGY CORP
filed 2008-11-14
CIK 217209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-114995

TEXOLA ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#477, 1313 E Maple Street, Suite 201, Bellingham, WA 98225
(Address of principal executive offices)

306-685-4277
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

Common Stock, par value $0.001 per share
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   31,413,333 common shares issued and outstanding as of November 13, 2008.

TEXOLA ENERGY CORPORATION

QUARTERLY REPORT ON FORM 10-Q

TABLE OF CONTENTS

		Page
PART I	FINANCIAL INFORMATION:

Item 1.	Financial Statements	3

	Interim Balance Sheets as at September 30, 2008 (unaudited) and December 31, 2007	4

	Interim Statements of Operations (unaudited) for the nine months ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from October 21, 2003 (inception) to September 30, 2008	5

	Interim Statements of Cash Flows (unaudited) for the nine months ended September 30, 2008 and September 30, 2007 and for the Cumulative Period from October 21, 2003 (inception) to September 30, 2008	6

	Interim Statement of Shareholders’ (Deficiency) Equity for the period from Inception, October 21, 2003 to September 30, 2008	8

	Notes to Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION:

Item 1.	Legal Proceedings	20

Item 1A	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	26

Item 3.	Defaults Upon Senior Securities	26

Item 4.	Submission of Matters to a Vote of Securities Holders	26

Item 5.	Other Information	26

Item 6.	Exhibits	27

Signatures

PART I  - FINANCIAL STATEMENT

ITEM 1.	FINANCIAL STATEMENTS.

The accompanying interim financial statements of Texola Energy Corporation (the “Company”), (an exploration stage company), have been prepared without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted principles have been condensed or omitted pursuant to such rules and regulations.

In the opinion of management, the financial statements contain all material adjustments, consisting only of normal adjustments considered necessary to present fairly the financial condition, results of operations, and cash flows of the Company for the interim periods presented.

The results for the period ended September 30, 2008 are not necessarily indicative of the results of operations for the full year It is suggested that these financial statements be read in conjunction with the audited financial statements and notes thereto included in the Company’s Form 10-KSB filed with the Securities and Exchange Commission for the period ended December 31, 2007.

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

 INTERIM BALANCE SHEETS

As at September 30, 2008 and December 31, 2007

(Unaudited)
(Stated in U.S. Dollars)

	September 30	December 31
	2008	2007
	(unaudited)	(audited)

ASSETS

Current
Cash	$377	$32,609
Receivable	1,950	1,950
Prepaid expenses	500	5,621
Total Current Assets	2,827	40,180

Exploration Advances – Note 3	-	-
Oil and Gas Properties – Note 3	-	-
TOTAL ASSETS	$2,827	$40,180

LIABILITIES
Current
Accounts payable and accrued liabilities	$12,216	$5,163
Loans payable – Note 4	272,200	272,200
Derivative liability – Note 5e	107,000	43,400
Total Current Liabilities	391,416	320,763

Convertible Debentures – Note 5	2,917,263	2,917,263
TOTAL LIABILITIES	$3,308,679	$3,238,026

STOCKHOLDERS' DEFICIT

Common Stock – Note 6
Authorized:
750,000,000 common shares with a par value of $0.001 per share

Issued:
31,413,333 common shares	31,413	31,413
Additional paid-in capital	1,324,253	1,324,253
Deficit accumulated during the Exploration stage	(4,661,518)	(4,553,512)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$(3,305,852)	$(3,197,846)

	$2,827	$40,180

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2008 and 2007

 (Unaudited)
(Stated in US Dollars)

					Cumulative
					From
	Three Months Ended September		Nine Months Ended September		Sept. 29,
	30		30		2005 to
	2008	2007	2008	2007	Sept. 30,
					2008

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	-	-	-	1,013	50,764
Audit and accounting fees	4,325	10,515	21,348	39,985	115,233
Consulting fees	750	1,845	4,425	157,325	550,195
Communications	-	-	-	810	16,484
Directors fees	417	2,083	5,417	102,083	110,000
Drilling and exploration	1,037	19,418	1,400	111,736	374,133
Interest expense – beneficial conversion feature of debenture (Note 6)	-	-	-	-	1,026,000
Gain on embedded derivative liabilities (Note 6)	(58,000)	(20,900)	63,600	(149,900)	(529,000)
Foreign exchange (gain) loss	14	(464)	2,816	99	(11,857)
Interest and bank charges	35	91	125	296	2,220
Interest on long term debt (Note 6)	-	31,666	-	126,666	241,943
Investor relations	-	7,000	-	113,000	253,000
Legal fees	425	4,758	2,421	18,915	84,860
Office and miscellaneous	250	9,663	3,790	30,055	55,614
Transfer agent/filing fees	1,019	2,451	2,664	5,202	15,179
Travel	-	-	-	22,495	131,957
Total operating expenses	49,728	(68,126)	(108,006)	(579,780)	(2,486,725)
Income/(loss) from Continuing Operations	49,728	(68,126)	(108,006)	(579,780)	(2,486,725)
Income/(loss) from discontinued operations	-	-	-	-	(2,124,061)

Income/(loss) for the Period	$49,728	$(68,126)	$(108,006)	$(579,780)	$(4,610,786)
Basic And Diluted Net Earnings (Loss) Per Common Share	(0.00)	(0.00)	(0.00)	(0.00)
Basic And Diluted Weighted Average Number Of Common Shares Outstanding	31,413,333	31,413,333	31,413,333	31,413,333

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2008 and 2007

(Unaudited)
(Stated in US Dollars)

					Cumulative
					From
	Three Months Ended		Nine Months Ended		September 29,
	September 30		September30		2005 to
	2008	2007	2008	2007	September 30, 2008

Cash Resources Provided By (Used In)
Operating Activities
Income (loss) for the period	$49,728	$(68,126)	$(108,006)	$(579,780)	$(4,610,786)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Consulting - stock based compensation	-	-	-	35,055	180,000
Interest expense - beneficial conversion feature of debenture (Note 6)	-	-	-	-	1,026,000
Gain on embedded derivative liabilities (Note 6)	(58,000)	(20,900)	63,600	(149,900)	(529,000)
Receivable		(6,421)	-	31,149	(1,950)
Prepaids	796	(7,917)	5,121	11,074	(500)
Non-cash interest expense	-	-		-	12,500
Assets held for resale and discontinued operations	-	-	-	-	-
Accounts payable and accrued liabilities	7,427	(15,234)	7,053	35,791	1,166
Interest payable	-	(185,597)	-	(90,596)	-
Due to related parties	-	-	-	-	-
Liabilities held for resale and discontinued operations	-	-	-	-	-
	(49)	(304,195)	(32,232)	(707,207)	(3,922,570)
Investing Activity
Explorations advance	-	-	-	64,711	-
Acquisition of oil and gas property	-	-	-	(19,788)	(1,652,218)
Abandonment of oil and gas properties					2,104,156
Proceeds on sale of share of oil and gas property	-	-	-	-	48,062
	-	-	-	44,923	500,000
Financing Activities
Loans payable	-	100,000	-	197,000	272,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	-	217,263	-	217,263	2,917,263
	-	317,263	-	414,263	3,421,129
Net Increase (Decrease) in Cash	(49)	13,068	(32,232)	(248,021)	(1,441)
Cash, Beginning of Period	426	35,441	32,609	296,530	1,818

Cash, End of Period	$377	$48,509	$377	$48,509	$377

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS - Continued

For the nine months ended September 30, 2008 and 2007

 (Unaudited)
(Stated in US Dollars)

							Cumulative
							From
		Three Months Ended			Nine Months Ended		September 29,
		September 30			September 30		2005 to
		2008		2007	2008	2007	September 30, 2008

Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares		$-		$-	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees		$-		$-	$-	$-	$500,000
Intrinsic value of the beneficial feature of convertible debentures (Note 6)		$-		$-	$-	$-	$1,026.000
Loss(Gain) on embedded derivative liabilities (Note 6)		$(58,000)		$(20,900)	$63,600	$(149,900)	$(529,000)
Cancellation of capital stock on disposal of subsidiary		$-		$-	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest		$-		$-	$-	$-	$512,500
Intrinsic value of the beneficial conversion feature convertible debentures (Note 6)		$-		$-	$-	$-	$1,026,000
Assets sold on disposal of subsidiary		$-		$-	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary		$-		$-	$-	$-	$(130,187)
Stock compensation expense	$		$		$-	$35,055	$180,000
Supplementary Cash Flow Disclosures
Interest paid		$-		$-	$-	$-	$-
Income taxes paid		$-		$-	$-	$-	$-

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the period October 21, 2003 (date of inception) to September 30, 2008

(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated		Accumulated
			Additional	During the		Compre-
			Paid In	Exploration		hensive		Special
	Shares	Amount	Capital	Stage		Loss		Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$500	$(400)	$-		$-		$-	$100
Special distribution	-	-	-	-		-		(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)		-		-	(3,900)
Balance - December 31,2003	500,000	$500	$(400)	$(3,900)		$-		$(3,300)	$(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	89,900	(44,950)	-		-		-	44,950
Foreign currency translation	-	-	-	-		(526)		-	(526)
Net loss for the year	-	-	-	(63,464)		-		-	(63,464)
Balance - December 31, 2004	90,400,000	$90,400	$(45,350)	$(67,364)		$(526)		$(3,300)	$(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-		-		-	2,500
Stock based compensation	-	-	45,000	-		-		-	45,000
Discontinued operations	(60,500,000)	(6,050)	54,450	-		526		3,300	(2,224)
Net loss for the year	-	-	-	(82,257)		-		-	(82,257)
Balance - December 31, 2005	29,925,000	$29,925	$56,575	$(149,621)		$-		$-	$(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-		-		-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Note 6a and 6b)	-	-	390,000	-		-		-	390,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7a)	463,333	463	231,203	-		-		-	231,666
Stock based compensation			99,945						99,945
Net loss for the period	-	-	-	(1,944,298)		-		-	(1,944,298)
Balance - December 31, 2006	31,413,333	$31,413	$1,289,198	$(2,093,919)		$-		$-	$(773,308)
Stock based compensation			35,055						35,055
Net loss for the year	-	-	-	(2,459,593)		-		-	(2,459,593)
Balance – December 31 , 2007	31,413,333	$31,413	$1,324,253	$(4,553,512)		$-		$-	$(3,197,846)
Net loss for the period				(108,006)					(108,006)
Balance – September 30, 2008	31,413,333	$31,413	$1,324,253	$(4,661,518)	$		$		$(3,305,852)

See the accompanying notes to the unaudited financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

September 30, 2008

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

Operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results that can be expected for the year ended December 31, 2008.

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

At September 30, 2008, the Company had not yet achieved profitable operations, has accumulated losses of $4,661,518 since its inception, has a working capital deficiency of $388,589 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

As of September 30, 2008 $1,400 (September 30, 2007 - $111,736) was expended in drilling costs.

4.	Loans Payable

Loans payable consist of four unsecured, non interesting bearing loans of $25,200, $97,000, $50,000 and $100,000, made by unrelated parties to the Company.  The loans in the amounts of $25,200, and $97,000, fall due on April 30, 2009 and May 20, 2009.  The loans in the amount of $50,000 and  $100,000 are payable on demand.

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

The company determined that the conversion feature of the 0% Convertible Debentures (Notes 5a, 5b, 5c  and 5d) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at September 30, 2008 the fair value of the conversion feature of the 0% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $232,000 (December 31, 2007 - $43,400).

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”.  The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

The fair value of the 0% Convertible Debentures as at September 30, 2008 and December 31, 2007 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30	December 31
	2008	2007
Risk free interest rate	1.91%	3.12%
Expected life – years	.92	1.67
Expected volatility	111.12	84.79
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.00919	$0.0038

6.	Capital Stock

a)	Stock Issuances

There was no stock issuances during the nine month period ended September 30, 2008

b)	Stock Options

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

As at September 30, 2008 there were no stock options outstanding.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

Forward Looking Statement Notice

This quarterly report contains forward-looking statements as that term is defined under applicable securities laws.  These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors", which may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. Although our Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by our Company or any other person that the objectives and plans of our Company will be achieved. Except as required by applicable law, including the securities laws of the United States, we do not intend to update any of the forward-looking statements to conform these statements to actual results.

Financial information contained in this quarterly report and in our unaudited consolidated interim financial statements is stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles. The following discussion should be read in conjunction with our audited financial statements and the related notes that appear elsewhere in this annual report.

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

On November 16, 2005, we entered into a share purchase agreement between Company, Raymond Li, Simon Au, and Patrick Fung. Pursuant to the terms of the share purchase agreement, we agreed to sell all of the issued and outstanding shares in the capital of Audiyo, Inc., our wholly-owned operating subsidiary, to Mr. Li, Mr. Au and Mr. Fung in exchange for: (i) the return and cancellation of all shares of our Company held by such individuals; and (ii) the waiver and forgiveness of any outstanding amounts owed by our Company to the three individuals. On January 5, 2006, we closed the share purchase agreement between our Company, and Messrs. Li, Av and Fung, as reported on Form 8-K/A filed March 20, 2006.

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

We are currently seeking to acquire business opportunities with established business entities for the merger of a target business with our Company. In certain instances, a target business may wish to become a subsidiary of us or may wish to contribute assets to us rather than merge. We anticipate that any new acquisition or business opportunities by our Company will require additional financing. There can be no assurance, however, that we will be able to acquire the financing necessary to enable us to pursue our plan of operation. If our Company requires additional financing and we are unable to acquire such funds, our business may fail.

Management of our Company believes that there are perceived benefits to being a reporting company with a class of publicly-traded securities. These are commonly thought to include: (i) the ability to use registered securities to acquire assets or businesses; (ii) increased visibility in the financial community; (iii) the facilitation of borrowing from financial institutions; (iv) improved trading efficiency; (v) stockholder liquidity; (vi) greater ease in subsequently raising capital; (vii) compensation of key employees through stock options; (viii) enhanced corporate image; and (ix) a presence in the United States capital market.

We may seek a business opportunity with entities that have recently commenced operations, or entities who wish to utilize the public marketplace in order to raise additional capital in order to expand business development activities, to develop a new product or service, or for other corporate purposes. We may acquire assets and establish wholly-owned subsidiaries in various businesses or acquire existing businesses as subsidiaries.

In implementing a structure for a particular business acquisition or opportunity, we may become a party to a merger, consolidation, reorganization, joint venture, or licensing agreement with another corporation or entity. We may also acquire stock or assets of an existing business. Upon the consummation of a transaction, it is likely that our present management will no longer be in control of our Company. In addition, it is likely that our officers and directors will, as part of the terms of the acquisition transaction, resign and be replaced by one or more new officers and directors.

As of the date hereof, management has not entered into any formal written agreements for a business combination or opportunity. When any such agreement is reached, we intend to disclose such an agreement by filing a current report on Form 8-K with the Securities and Exchange Commission.

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

We are not able to fund our cash requirements through our current operations. Historically, we have been able to raise a limited amount of capital through private placements of our equity stock and loans, but we are uncertain about our continued ability to raise funds privately. Further, we believe that our Company may have difficulties raising capital until we locate a prospective business through which we can pursue our plan of operation. If we are unable to secure adequate capital to continue our acquisition efforts, our shareholders may lose some or all of their investment and our business may fail.

Results of Operations for the Nine months Ended September 30, 2008 and September 30, 2007

Revenues for the nine months ended September 30, 2008 and September 30, 2007 were $Nil.

Expenses for the nine months ended September 30, 2008 were $108,006 compared to $579,780 for the nine months ended September 30, 2007 resulting in a decrease of $471,774.  The $108,006 for the nine months ended September 30, 2008 consisted of a loss of $63,600 on embedded derivative liabilities, $4,425 in consulting fees, directors fee of $5,417, $21,348 in audit and accounting fees and the remaining $13,216 in general and administrative expenses.

The net loss for the nine months ended September 30, 2008 was $108,006 compared to $579,780 for the nine months ended September 30, 2007.

As of September 30, 2008, our Company had cash $377 and a working capital deficiency of $388,589 Excluding costs associated with pursuing new business ventures we estimate our operating expenses and working capital requirements for the next twelve month period as follows:

Estimated Expenses to September 30, 2009
Operating Expenses
Consultants	$25,000
Professional Fees	$30,000
General and Administrative Expenses	$25,000
Total	$80,000

Liquidity and Capital Resources

As of September 30, 2008, we had $377 in cash and total current assets of $2,827 and $391,416 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, loans payable and a derivative liability. We had a working capital deficiency of $388,589 as of September 30, 2008.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2008.

We incurred a loss of $108,006 for the nine month period ended September 30, 2008. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $80,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

There is substantial doubt about our ability to continue as a going concern as the continuation of our business is dependent upon obtaining further long-term financing, successful acquisition, exploration and/or development of property interests or business opportunities and, finally, achieving a profitable level of operations. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

Capital Expenditures

As of September 30, 2008, our Company did not have any material commitments for capital expenditures and management does not anticipate that our Company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit, after writing off its interests in the Brown County and Maverick Springs properties, amounts to $4,610,786 as at September 30, 2008.  The continuation of our business is dependent upon us raising additional finances and the support of our lenders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2008, we had no properties with proven reserves. When and if we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized.   As of September 30, 2008, all of our expenditures related to leased oil and gas properties have been written off..

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

Critical Accounting Policies

Our interim financial statements have been prepared in accordance with generally accepted accounting principles in the United States. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of consolidated financial statements for a period necessarily involves the use of estimates which have been made using careful judgment. In determining estimates of net recoverable amounts and net realizable values, or whether there has been a permanent impairment in value for accounts receivable, inventories, capital assets, investments, patent rights and other assets, we rely on assumptions regarding applicable industry performance and prospects, as well as general business and economic conditions that prevail and are expected to prevail.  Assumptions underlying asset valuations are limited by the availability of reliable comparable data and the uncertainty of predictions concerning future events.

By nature, asset valuations are subjective and do not necessarily result in precise determinations. Should the underlying assumptions change, the estimated net recoverable amounts and net realizable values may change by a material amount.

The interim consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

a.

Use of Estimates

The preparation of interim consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenues and expenses for the reporting period. Actual results could differ from those estimates.

b.

Foreign Currency Translation

Our Company’s functional currency is the U.S. dollar. Transactions in foreign currency are translated into U.S. dollars as follows:

- monetary items at the rate prevailing at the balance sheet date;
- non-monetary items at the historical exchange rate;
- revenue and expense at the average rate in effect during the applicable accounting period.

c.

Income Taxes

Our Company has adopted Statement of Financial Accounting Standards No. 109 – “Accounting for Income taxes” (SFAS 109). This standard requires the use of an asset and liability approach for financial accounting, and reporting on income taxes. If it is more likely than not that some portion or all of a deferred tax asset will not be realized, a valuation allowance is recognized.

d.

Basic and Diluted Loss Per Share

In accordance with SFAS No. 128 – “Earnings Per Share”, the basic loss per common share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding. Diluted loss per common share is computed similar to basic loss per common share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. At September 30, 2008, our Company has no stock equivalents that were anti-dilutive and excluded in the earnings per share computation.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the sensitivity of income to changes in interest rates, foreign exchanges, equity prices, and other market-driven rates or prices.  We are not presently engaged in any substantive business and until such time as we consummate a business combination, we will not be exposed to risks associated with foreign exchange rates, equity prices or other market-driven rates or prices.

ITEM 4.	CONTROLS AND PROCEDURES

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

As of September 30, 2008 we conducted an evaluation, under the supervision and with the participation of our president (also our principal executive officer and chief financial officer, of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that our Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by our Company's Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2008 and communicated the matters to our management and board of directors.

Management believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an effect on our Company's financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on our Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact our Company's financial statements for the future years.

Management’s Remediation Initiatives

Although our Company is unable to meet the standards under COSO because of the limited funds available to a shell company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to  segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of our Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

We will continue to monitor and evaluate the effectiveness of our internal controls and procedures and our internal controls over financial reporting on an ongoing basis and are committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.  However, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within our Company have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty and that breakdowns can occur because of simple error or mistake. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Projections of any evaluation of controls effectiveness to future periods are subject to risks.

PART 11

OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

We know of no material, existing or pending legal proceedings against our Company, nor are we involved as a plaintiff in any material proceeding or pending litigation.  There are no proceedings in which any of our directors, officers or affiliates, or any registered or beneficial shareholder, is an adverse party or has a material interest adverse to our interest.

ITEM 1A.	RISK FACTORS

Much of the information included in this quarterly report includes or is based upon estimates, projections or other forward-looking statements.  Such forward-looking statements include any projections or estimates made by us and our management in connection with our business operations.  While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested herein.

Such estimates, projections or other forward-looking statements involve various risks and uncertainties as outlined below. We caution the reader that important factors in some cases have affected and, in the future, could materially affect actual results and cause actual results to differ materially from the results expressed in any such estimates, projections or other forward-looking statements.  Prospective investors should consider carefully the risk factors set out below.

Risks Associated with Our Business

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $108,006 for the nine months ending September 30, 2008 and accumulative losses of $4,661,518 since inception to September 30, 2008.  As of September 30, 2008 we had a working capital deficiency of $388,589. We do not expect positive cash flow from operations in the near term.

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

Since inception through September 30, 2008, we have incurred aggregate losses of $4,661,518 including the write off of oil and gas leases of $2,124,061. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Scarcity of and competition for business opportunities and combinations.

We are, and will continue to be, an insignificant participant amongst numerous other companies seeking a suitable business opportunity or business combination. A large number of established and well-financed entities, including venture capital firms, are actively seeking suitable business opportunities or business combinations which may also be desirable target candidates for us.  Virtually all such entities have significantly greater financial resources, technical expertise and managerial capabilities than we do. We are, consequently, at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination.  We will also compete with numerous other small public companies seeking suitable business opportunities or business combinations.

Upon completion of a business opportunity or combination, there can be no assurance that we will be able to successfully manage or achieve growth of that business opportunity or combination.

Our ability to achieve growth upon the acquisition of a suitable business opportunity or business combination will be dependent upon a number of factors including our ability to hire and train management and other employees and the adequacy of our financial resources.  There can be no assurance that we will be able to successfully manage any business opportunity or business combination. Failure to manage anticipated growth effectively and efficiently could have a material adverse effect on our company.

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

We have no agreement for a business combination or other transaction and there can be no assurance that we will be able to successfully identify and evaluate a suitable business opportunity.

As at the date of this report, we have no arrangement, agreement or understanding with respect to acquiring a business opportunity or engaging in a business combination with any private entity.  The success of our company following an entry into any business opportunity or business combination will depend to a great extent on the operations, financial condition and management of any identified business opportunity.  While management intends to seek business opportunities and/or business combinations with entities with established operating histories,   there is no assurance that we will successfully locate business opportunities meeting such criteria.  In the event that we complete a business combination or otherwise acquire a business opportunity, the success of our operations may be dependent upon management of the successor firm or venture partner firm, together with a number of other factors beyond our control.

Risks Associated with Our Common Stock

Our common stock is illiquid and the price of our common stock may be negatively impacted by factors which are unrelated to our operations.

Our common stock currently trades on a limited basis on the OTC Bulletin Board.  Trading of our stock through the OTC Bulletin Board is frequently thin and highly volatile.  There is no assurance that a sufficient market will develop in our stock, in which case it could be difficult for shareholders to sell their stock.  The market price of our common stock could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of our competitors, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting our competitors or us.  In addition, the stock market is subject to extreme price and volume fluctuations.  This volatility has had a significant effect on the market price of securities issued by many companies for reason unrelated to their operating performance and could have the same effect on our common stock.

Penny stock rules will limit the ability of our stockholders to sell their stock.

The Securities and Exchange Commission has adopted regulations which generally define “penny stock” to be any equity security that has a market price (as defined) less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exceptions.  Our securities are covered by the penny stock rules, which impose additional sales practice requirements on broker-dealers who sell to persons other than established customers and “accredited investors”.  The term “accredited investor” refers generally to institutions with assets in excess of $5,000,000 or individuals with a net worth in excess of $1,000,000 or annual income exceeding $200,000 or $300,000 jointly with their spouse.  The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document in a form prepared by the Securities and Exchange Commission which provides information about penny stocks and the nature and level of risks in the penny stock market.  The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account.

The bid and offer quotations, and the broker-dealer and salesperson compensation information, must be given to the customer orally or in writing prior to effecting the transaction and must be given to the customer in writing before or with the customer’s confirmation.  In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from these rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction.  These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for the stock that is subject to these penny stock rules.  Consequently, these penny stock rules may affect the ability of broker-dealers to trade our securities.  We believe that the penny stock rules discourage investor interest in and limit the marketability of our common stock.

The Financial Industry Regulatory Authority, or FINRA, has adopted sales practice requirements which may also limit a shareholder’s ability to buy and sell our stock.

In addition to the “penny stock” rules described above, FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer.  Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information.  Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers.  FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for its shares.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOITE OF SECURITIES HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

The following exhibits are included as part of this report by reference:

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
(4)	Instruments Defining Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
(10)	Material Contracts
10.1	Loan Agreement dated October 1, 2005, between our Company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.2	Debt Settlement and Subscription Agreement dated October 15, 2005, between our Company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.3	Consulting Agreement dated November 1, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.4	Share Purchase Agreement dated November 16, 2005, among our Company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.5	Assignment Agreement dated November 18, 2005, between our Company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.6	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.7	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
10.8	Stock Option and Subscription Agreement dated November 21, 2005, between our Company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.9	Form of Subscription Agreement between our Company and nine persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.10	Finder's Fee Agreement dated December 5, 2005, between our Company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
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

By: ________________________
Maya Vinogradov

President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

November 13, 2008