Form 10-K
period 2008-12-31
TEXOLA ENERGY CORP
filed 2009-04-15
CIK 217209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

Form 10-K

[X] Annual Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-114995

TEXOLA ENERGY CORPORATION
(Exact name of small business issuer as specified in its charter)

Nevada	98-0490694
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#477 1313 E Maple Street Suite 201 Bellingham, Washington 98225
(Address of principal executive offices)

604-488-0266
(Issuer's telephone number)

None
Securities registered under Section 12(b) of the Exchange Act

Common Stock, par value $0.001 per share
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐      No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐       No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑       No ☐

Aggregate market value of the 31,413,333 common voting shares held by non affiliates of the registrant was $314,133 based on the closing price of $.01 on April 6, 2009.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   31,413,333 common shares issued and outstanding as of April 14, 2009.

DOCUMENTS INCORPORATED BY REFERENCE

None

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

DECEMBER 31, 2008 ANNUAL REPORT ON FORM 10-K

PART I

ITEM 1.

DESCRIPTION OF BUSINESS

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

ITEM 1A.

RISK FACTORS

An investment in our securities involves an exceptionally high degree of risk and is extremely speculative. In addition to the other information regarding the Company contained in this Form 10K, you should consider many important factors in determining whether to purchase the shares of our Company. The following risk factors reflect the potential and substantial material risks which could be involved if you decide to purchase shares in our Company.

RISKS RELATED TO OUR BUSINESS

We have negative cash flows from operations and if we are not able to continue to obtain further financing our business operations may fail.

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling approximately $57,284 for the year ending December 31, 2008 and accumulative losses of $4,610,796 since inception to December 31, 2008.  As of December 31, 2008 we had a working capital deficiency of $337,867. We do not expect positive cash flow from operations in the near term.

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

Since inception through December 31, 2008, we have incurred aggregate losses of $4,610,796 including the write off of oil and gas leases of $2,124,061. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Rhonda Stevenson presently spends approximately 10% of her business time on business management services for our company and retains the necessary consultants to assist in the development of our properties on an as needed basis. Management has determined that Ms. Stevenson spends a reasonable amount of time in pursuit of our company's interests. However, she may not be able to provide sufficient time in the future and our business may be periodically interrupted or delayed as a result of Ms. Stevenson’s other business interests. To mitigate any such interruption, we may decide to seek out additional management resources and retain the necessary consultants in future exploration activities.

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

ITEM 1B.

UNRESOLVED STAFF COMMENTS.

None

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

The high and low bid prices of our common stock for the periods indicated below are as follows:

OTC Bulletin Board
Month Ended	High	Low
January 31, 2008	$0.05	$0.05
February 28, 2008	$0.04	$0.04
March 31, 2008	$0.04	$0.04
April 30, 2008	$0.03	$0.03
May 31, 2008	$0.04	$0.04
June 30,2008	$0.03	$0.03
July 31, 2008	$0.03	$0.03
August 31, 2008	$0.02	$0.02
September 30, 2008	$0.02	$0.02
October 31, 2008	$0.01	$0.01
November 30, 2008	$0.01	$0.01
December 31, 2008	$0.01	$0.01

Our common stock began being quoted for trading on the OTC Bulletin Board on November 7, 2005.

Over-the-counter market quotations reflect inter-dealer prices without retail mark-up, mark-down or commission, and may not represent actual transactions.

The source of the high and low bid information above was obtained from Daily Herald and reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

Our shares of common stock are issued in registered form, Empire Stock Transfer Inc. of 470 St. Rose Pkwy, Suite 304, Henderson, NV 89074 (Telephone: 702.818.5898;  Facsimile: 702.974.1444) is the registrar and transfer agent for our shares of common stock.

As of December 31, 2008 we had 4 registered shareholders holding 31,413,333 common shares, one of which is CEDE & Co., which holds 30,658,266 shares for an undisclosed number of beneficial holders.

We have not declared any dividends since incorporation and do not anticipate that we will do so in the foreseeable future. Although there are no restrictions that limit the ability to pay dividends on our common shares, our intention is to retain future earnings for use in our operations and the expansion of our business.

Recent Sales of Unregistered Securities

We did not issue any equity securities during the year ended December 31, 2008.

Equity Compensation Plan Information

We established a 2005 Stock Option Plan to provide for the issuance of stock options to acquire an aggregate of up to 5,000,000 shares of our common stock. As of April 9, 2009 there were no options outstanding.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

We did not purchase any of our shares of common stock or other securities during our fiscal year ended December 31, 2008.

ITEM 6.

SELECTED FINANCIAL DATA

Not applicable

ITEM 7.

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

Company Overview and Plan of Operation

As mentioned earlier in this 10K, due to depressed market conditions arising from the US sub-prime issues and the Company’s inability to raise the significant exploration capital required to maintain and explore its oil and gas properties and leases,  the Company abandoned its projects located in Brown County, Kansas, and Maverick Springs, Nevada.  The Company will maintain its interest in the Chinchaga, Alberta property, but may not be in a position financially to participate in any further exploration should it be the decision of the remaining joint venture partners to do so.  As a result and in conjunction with the Company’s audit for the year ended December 31, 2007, the investments in Brown County and Maverick Springs, totaling $2,124,061, were written off to $Nil to reflect the impairment of the assets in accordance with generally accepted accounting principles.

Our plan of operation for the next twelve months is to concentrate on restructuring its current debt, identifying potential sources of capital and seeking out joint venture partners to participate in future exploration prospects and other business activities.  We can provide no assurance, however, that we will be able to raise capital and/or continue to have the support of joint venture partners and lenders.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit after writing off its interests in the Brown County and Maverick Springs properties in 2007, amounts to $4,610,496 as at December 31, 2008.  The continuation of our business is dependent upon us raising additional finances and the support of our lenders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Excluding costs associated with negotiating future oil and gas leases and interest on long term debt, we estimate our operating expenses and working capital requirements for the next twelve month period to be as follows:

Estimated Expenses to December 31, 2009
Operating Expenses
Consultants	$10,000
Professional Fees	$26,000
General and Administrative Expenses	$24,000
Total	$60,000

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

Results of Operations for Fiscal Years Ended December 31, 2008 and December 31, 2007

As the company is an exploration stage company, revenues for the years ended December 31, 2008 and December 31, 2007 were $Nil. After accounting for a loss embedded on derivative liabilities of $6,300 (gain of $449,600 in 2007), general and administrative expenses for the year ended December 31, 2008 were $50,984 compared to $785,131 for the year ended December 31, 2007, a decrease of $734,147 over the preceding year.  The $57,284 in total expenses including the loss on derivative liabilities of $6,300 includes (1) $4,350 in consulting fees, (2) $24,760 in accounting and audit, (3) $157 in interest expenses, (4) $5,421 in transfer agent and filing costs, (5) $2,545 in legal fees (6) $5,584 for management compensation (7) $1,271 in drilling and exploration expenses and $6,896 in general operating fees including bank charges, office and sundry, promotion, regulatory, rent, telephone and communications, transfer agent and travel costs.

The loss from continuing operations amounted to $57,284.  The net loss for the year ended December 31, 2008 was 57,284 compared to $2,459,592 for the year ended December 31, 2007.

As at December 31, 2008, the Company had cash of $305 and current liabilities of $340,255.  Current liabilities include demand loans from third parties to cover start up and initial operating expenses. The company plans to raise funds through private placements with accredited investors to pay out the demand loans and provide working capital to support operating expenses and fund the development of strategic partnerships, supplier relationships and potential acquisitions.

Liquidity and Capital Resources

As of December 31, 2008, we had cash of $305 and $340,255 in current liabilities. The current liabilities primarily consisted of accounts payable, loans payable and a derivative liability. We had a working capital deficiency of $337,867 as of December 31, 2008.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2009.

We incurred a loss of $57,284 for the year ended December 31, 2008. As indicated above, our estimated working capital requirements and projected operating expenses to December 31, 2009 total $60,000. As we do not have the funds necessary to cover our projected operating expenses to December 31, 2009, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities and/or issuance of debt.

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

Exploration Expenditures

We incurred $1,271 in drilling and exploration expenditures during the year ended December 31, 2008.  As of March 30, 2009, our company did not have any material commitments for capital expenditures and management does not anticipate that our company will spend additional material amounts on capital expenditures in the year ending December 31, 2009.

Off-Balance Sheet Arrangements

We have no significant  off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

ITEM 7A.

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

ITEM 8.

FINANCIAL STATEMENTS

Our financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.  The following financial statements are filed as part of this annual report:

1.

Report of Independent Registered Public Accounting Firm;

2.

Balance Sheets as at December 31, 2008 and December 31, 2007;

3.

Statements of Operations for the years ended December 31, 2008, December 31, 2007 and for the period from September 29, 2005 (Date of  Inception)  to December 31, 2008;

4.

Statement of Stockholders’ Equity (Deficiency) for the period September 29, 2005 (Date of Inception) to December 31, 2008;

5.

Statements of Cash Flows for the years ended December 31, 2008, December  31, 2007 and for the period from September 29, 2005 (Date of Inception) to December 31, 2008; and

6.

Notes to Financial Statements dated December 31, 2008.

It is the opinion of management that the audited financial statements for the fiscal year ended December 31, 2008 includes all adjustments necessary in order to ensure that the audited financial statements are not misleading

TEXOLA ENERGY CORPORATION

(An  Exploration Stage Company)

DECEMBER 31, 2008 AND 2007

(Stated in U.S. Dollars)

MOORE & ASSOCIATES, CHARTERED

           ACCOUNTANTS AND ADVISORS

PCAOB REGISTERED

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Texola Energy Corporation

(An Exploration Stage Company)

We have audited the accompanying balance sheets of Texola Energy Corporation (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and from inception on September 29, 2005 through December 31, 2008. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Texola Energy Corporation (An Exploration Stage Company) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity and cash flows for the years ended December 31, 2008 and 2007, and from inception on September 29, 2005 through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 2 to the financial statements, the Company has an accumulated deficit of $4,610,796 as at December 31, 2008, which raises substantial doubt about its ability to continue as a going concern.  Management’s plans concerning these matters are also described in Note 2.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore & Associates, Chartered

Moore & Associates Chartered

Las Vegas, Nevada

April 9, 2009

6490 West Desert Inn Rd, Las Vegas, NV 89146 (702) 253-7499 Fax (702) 253-7501

TEXOLA ENERGY CORPORATION
(An Exploration  Stage Company)

BALANCE SHEETS
(Stated in U.S. Dollars)

	DECEMBER 31
	2008	2007

ASSETS

Current
Cash	$305	$32,609
Receivable	-	1,950
Prepaid expenses	2,083	5,621
Total Current Assets	2,388	40,180

TOTAL ASSETS	$2,388	$40,180

LIABILITIES
Current
Accounts payable and accrued liabilities	$18,355	$5,163
Loans payable – Note 5	272,200	272,200
Derivative liability – Note 6	49,700	43,400
Total Current Liabilities	340,255	320,763

Convertible Debentures – Note 6	2,917,263	2,917,263
TOTAL LIABILITIES	3,257,518	3,238,026

STOCKHOLDERS' DEFICIT

Common Stock – Note 7
Authorized:
750,000,000 common shares with a par value of $0.001 per share

Issued:
31,413,333 common shares	31,413	31,413
Additional paid-in capital	1,324,253	1,324,253
Deficit accumulated during the Exploration stage	(4,610,796)	(4,553.512)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$(3,255,130)	$(3,197,846)

	$2,388	$40,180

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION
(An  Exploration  Stage Company)

STATEMENTS OF OPERATIONS
(Stated in U.S. Dollars)

			Cumulative
			Period from
			Inception
			September 29,
	YEARS ENDED		2005
	DECEMBER 31		to
			December 31,
	2008	2007	2008

Revenue	$-	$-	$-

Expenses
Advertising and promotion	-	1,013	50,764
Audit and accounting	24,760	43,732	118,645
Communications	-	810	545,770
Consulting	4,350	158,825	20,834
Management compensation	5,584	104,583	110,167
Drilling and exploration	1,271	136,752	374,003
Gain on embedded derivative liabilities (Note 6)	6,300	(449,600)	(586,300)
Foreign exchange (gain) loss	2,856	99	(11,819)
Interest and bank charges	157	362	2,252
Interest expense – beneficial conversion feature of debenture (Note 6a and 6b)	-	-	1,026,000
Interest on long term debt (Note 6)	-	126,666	241,943
Investor relations	-	125,180	253,000
Legal fees	2,545	20,439	84,985
Office and miscellaneous	4,040	40,094	55,864
Transfer agent/filing fees	5,421	4,081	17,938
Travel	-	22,495	131,957
	57,284	335,531	2,436,003

Loss from continuing operations	$(57,284)	$(335,531)	$(2,436,003)

Loss from discontinued operations
Abandonment of oil and gas properties	-	2,124,061	2,124,061
Provision for income taxes	-	-	-

Loss for the year	$(57,284)	$(2,459,592)	(4,560,064)

Basic And Diluted Loss Per Share	(.00)	(.08)

Weighted Average Number Of Shares Outstanding (Note 8)	31,413,333	31,413,333

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

For the period October 21, 2003 (date of inception) to December 31, 2008

(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated	Accumulated
			Additional	During the	Compre-
			Paid In	Exploration	hensive	Special
	Shares	Amount	Capital	Stage	Loss	Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$500	$(400)	$-	$-	$-	$100
Special distribution	-	-	-	-	-	(3,300)	(3,300)
Net loss for the year	-	-	-	(3,900)	-	-	(3,900)
Balance - December 31, 2003	500,000	500	(400)	(3,900)	-	(3,300)	(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	89,900	(44,950)	-	-	-	44,950
Foreign currency translation	-	-	-	-	(526)	-	(526)
Net loss for the year	-	-	-	(63,464)	-	-	(63,464)
Balance - December 31, 2004	90,400,000	90,400	(45,350)	(67,364)	(526)	(3,300)	(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-	-	-	2,500
Stock based compensation	-	-	45,000	-	-	-	45,000
Discontinued operations	(60,500,000)	(6,050)	54,450	-	526	3,300	(2,224)
Net loss for the year	-	-	-	(82,257)	-	-	(82,257)
Balance - December 31, 2005	29,925,000	29,925	56,575	(149,621)	-	-	(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-	-	-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Note 6a and 6b)	-	-	390,000	-	-	-	390,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7a)	463,333	463	231,203	-	-	-	231,666
Stock based compensation			99,945				99,945
Net loss for the year	-	-	-	(1,944,298)	-	-	(1,944,298)
Balance - December 31, 2007	31,413,333	31,413	1,289,198	(2,093,919)	-	-	(773,308)
Stock based compensation			35,055				35,055
Net loss for the year	-	-	-	(2,459,593)	-	-	(2,459,593)
Balance – December 31 , 2007	31,413,333	31,413	1,324,253	(4,553,512)	-	-	(3,197,846)
Net loss for the year	-	-	-	(57,284)			(57,284)
Balance – December 31, 2008	31,413,333	$31,413	$1,324,253	$(4,610,796)	$-	$-	$(3,255,130)

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION
(An Exploration  Stage Company)

STATEMENTS OF CASH FLOWS

(Stated in U.S. Dollars)

			Cumulative
	December 31		from
	2008	2007	September 29, 2005
			to December 31 , 2008
			(Note 2))

Operating Activities
Income (loss) for the year	$(57,284)	$(2,459,593)	$(4,560,064)

Adjustments to Reconcile Net Loss to Net
Cash Provided by Operating Activities
Consulting - stock based compensation	-	35,055	180,000
Interest expense - beneficial conversion feature of debenture (Note 6c, 6d and 6e)	-	-	1,026,000
Gain on embedded derivative liabilities (Note 6c, 6d and 6e)	6,300	(449,600)	(586,300)
Receivable	1,950	53,889	-
Prepaid expenses	3,538	26,050	(2,083)
Non-cash interest expense	-	-	12,500
Assets held for resale and discontinued operations	-	-	-
Accounts payable and accrued liabilities	13,192	(12,255)	7,305
Interest payable	-	(90,597)
Due to related parties	-	-	-
Liabilities held for resale and discontinued operations	-	-	-
	(32,304)	(2,897,051)	(3,922,642)
Investing Activity
Explorations advance	-	64,711
Acquisition of oil and gas property	-	2,104,156	(1,652,218)
Abandonment of oil and gas properties	-		2,104,156
Proceeds on sale of share of oil and gas property	-	-	48,062
	-	2,168,867	500,000
Financing Activities
Loans payable	-	247,000	272,200
Capital contributions	-	-	231,666
Convertible debenture	-	217,263	2,917,263
	-	464,263	3,421,129
Net Increase (Decrease) in Cash	(32,304)	(263,921)	(1,513)

Cash, beginning of year	32,609	296,530	1,818

Cash, end of year	$305	$32,609	$305

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS - Continued

(Stated in US Dollars)

					Cumulative
					From
					September 29, 2005
		December 31			to
		2008		2007	December 31 , 2008
					(Note 2)

Supplementary Disclosure for Non-Cash Investing and Financing Activities

Settlement of amounts due to related party by issuance of shares		$-		$-	$2,500

Issuance of convertible debenture for oil and gas property finder’s fees		$-		$-	$500,000
Intrinsic value of the beneficial feature of convertible debentures (Note 6a and 6f)		$-		$-	$1,026.000
Loss(Gain) on embedded derivative liabilities (Note 6f)	$			$(449,600)	$(592,600)
Cancellation of capital stock on disposal of subsidiary		$-		$-	$(6,050)

Common shares issued on conversion of debenture and accrued interest		$-	$		$512,500
Intrinsic value of the beneficial conversion feature convertible debentures (Note 6b)		$-	$		$1,026,000

Assets sold on disposal of subsidiary		$-		$-	$119,277
Abandonment of oil and gas properties				$2,124,061	$2,214,061
Liabilities cancelled on disposal of subsidiary		$-		$-	$(130,187)

Stock compensation expense	$			$35,055	$180,000
Supplementary Cash Flow
Disclosures
Interest paid		-		$-	$-
Income taxes paid		-		$-	$-

See the accompanying notes to the financial statements

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

December 31, 2008

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

The Company changed its focus toward oil and gas exploration and effective December 31, 2005, completed the transaction disposing of its 100% interest in Audiyo to the former directors (Note 8). Accordingly, the cumulative amounts to date include the results of operations from the date of change of business focus, September 29, 2005 to December 31, 2008

On November 1, 2005, the Company affected a forward split of its issued and outstanding common shares on a 10 for 1 basis, increasing the authorized number of shares from 75,000,000 with a par value of $0.001 to 750,000,000 with a par value of $0.001.  The issued shares were likewise increased from 9,040,000 with a par value of $0.001 to 90,400,000 with a par value of $0.001.  All common stock and per share amounts referred to in these financial statements have been adjusted to reflect the stock split.

2

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and satisfaction of liabilities in the normal course of business.  As at December 31, 2008, the Company has an accumulated deficit of $4,610,796.  The Company intends to fund operations through equity and debt financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2008.

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

d)

Cash and Cash Equivalents

For purposes of the balance sheet and statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents.  At December 31, 2008, the Company had no cash equivalents

e)

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

Oil and Gas Properties

The Company utilizes the full cost method to account for its investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of December 31, 2008, the Company has no properties with proven reserves. When the Company obtains proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized.

As of December 31, 2008, since all of the Company’s oil and gas properties were unproven and written off, they were excluded from depletion.

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

o)

Comprehensive Income

SFAS No. 130, “Reporting Comprehensive Income”, establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements.  For the year ended December 31, 2008, the Company experienced no comprehensive income.

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

b)

Maverick Springs Property, Nevada, United States

During the year ended December 31, 2005 the Company paid finder’s fees with a fair value $500,000 by issuing a Convertible Debenture to a related party in regard to a Joint Participation Agreement with Chamberlain Exploration Development and Stratigraphic Corporation (“Cedar Strat”). (Note 6a)

Pursuant to the participation agreement Cedar Strat is to provide certain proprietary information and geological data relating to a prospect area covering approximately 120,000 acres in Nevada.  The term of the participation agreement is for 10 years from April 3, 2007, the date the Company acquired the leases in the property area for $518,330.

The participation fee is calculated at a cost of $10.00 per acre multiplied by the total acreage of leases that the Company obtains in the property, with a minimum payment of $700,000 and a maximum payment of $1,100,000.

The minimum participation fee (renegotiated) was payable as follows:

(i)

$100,000 upon execution of the agreement (paid);

(ii)

$200,000 on or before March 28, 2007 (paid);

(iii)

$100,000 on or before May 7, 2007 (paid); and

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

As of December 31, 2008 $1,271 ($1,485 Cdn)  (December 31, 2007 - $136,752 ($147,961Cdn)); was expended in drilling costs.

As of December 31, 2008, the company wrote off $0.00 (December 31, 2007 -$2,124,061) associated with the Brown County and Maverick Springs oil and gas properties.

5.

Loans Payable

Loans payable consist of four loans of $25,200, $97,000, $100,000 and $50,000, made by unrelated parties to the Company.  The $25,200 and $97,000 loans are unsecured, non-interest bearing and fall due on April 30, 2009, May 20, 2009.   The $100,000 and $50,000 loans are unsecured, non-interest bearing and due on demand.

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

On March 27, 2006 at the request of the holder the debenture and accrued interest of $12,500 was converted into 1,025,000 shares of common stock of the Company, and 1,025,000 share purchase warrants were issued.  The warrants expired March 26, 2008.

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

Interest expense of $0 (year ended December 31, 2008 $52,000) was recorded in the financial statements.

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

f)

The company determined that the conversion feature of the 8% Convertible Debentures (Notes 6c, 6d  and 6e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at December 31, 2008 the fair value of the conversion feature of the 8% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $Nil, (December 31, 2007 - $493,000).

The company determined that the conversion feature of the 0% Convertible Debentures (Notes 6b, 6c, 6d  and 6e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at December 31, 2008 the fair value of the conversion feature of the 0% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $43,400 (December 31, 2007 - $0).

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”.  The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

During the year ended December 31, 2008 the Company recorded interest expense relating to the beneficial conversion feature of the 8% Convertible Debentures of $nil (year ended December 31, 2007 - $(143,000)), and a gain resulting from the change in fair value of the embedded derivative liability of $149,900 (year ended December 31, 2007 – $0) and interest expense of $126,666 (year ended September 30, 2006 - $60,671).

The fair value of the 0% Convertible Debentures as at December 31, 2008 and December 31, 2008 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	December 31	December 31
	2008	2007
Risk free interest rate	.26%	3.12%
Expected life – years	.67	1.67
Expected volatility	120%	110%
Expected dividend yield	-	-
Weighted average of fair value of options granted	0.00427	$0.0038

7.

Capital Stock

a)

Stock Issuances

There was no stock issuances during the twelve month period ended December 31, 2008.

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

Stock based compensation expense booked during the twelve months ended December 31, 2008 period comprises $0.00 (December 31, 2007  $35,055) for options vesting.  As of December 31, 2008 there were no stock options outstanding.

c)

Share Purchase Warrants

As at December 31, 2008 there were no warrants outstanding for the purchase of common shares.

d)

Stock Based Compensation

Compensation costs attributable to share options granted to employees, directors or consultants is measured at fair value at the grant date and expensed with a corresponding increase to paid up capital over the vesting period.  Upon exercise of the stock options, consideration paid by the option holder together with the amount previously recognized in additional paid up capital is recorded as an increase to share capital.  No stock options were granted during the twelve month period ended December 31, 2008.

8.

Segmented Information

The Company currently operates in only the oil and gas industry and does not operate in different business segments.

Details on a geographic basis of the location of the assets, liabilities and loss for the year from continuing operations, at December 31, 2008 are as follows:

	Canada		USA	Total

Assets	$2,388	$		$2,388
Liabilities	$3,257,518		$-	$3,257,518
Loss for the year from continuing operations	$57,283		$-	$57,283
Loss from discontinued operations	$-		2,124,061	$2,124,061

Details on a geographic basis of the location of the assets, liabilities and loss for the year from continuing and discontinued operations, at December 31, 2007 are as follows:

	Canada		USA	Total
Assets	$40,180	$		$40,180
Liabilities	$3,238,026		$-	$3,238,026
Loss for the year from continuing operations	$335,531		$-	$335,531

9.

Income Taxes

A reconciliation of the expected income tax expense (benefit) to the actual income tax expense (benefit) is as follows:

	2008	2007

Statutory rates	34%	34%
Net loss for the year	$(57,000)	$(2,550,000)
Income tax benefit at statutory rate	(19,400)	(867,000)
Stock based compensation	-	12,000
Beneficial conversion feature	2,142	(153,000)
Valuation allowance	(17,258)	1,008,000
Income tax expense	$-	$-

The components of deferred income taxes are:

	2008	2007

Net operating loss carry forwards	$1,373,000	$365,000
Valuation allowance	(1,373,000)	(365,000)
Net future tax asset	$-	$-

The Company has available tax losses of approximately $4,606,895 which may be offset against future Canadian taxable income.  These losses expire as follows:

2023	$63,464
2024	82,257
2025	1,944,298
2026	2,459,592
2027	57,284
$4,606,895

ITEM 9.

CHANGES IN AND DISAGREEMENT WITH ACCOUNTANTS ON ACCOUNTING

AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants or our auditors.  Moore & Associations of Las Vegas, Nevada has been our auditor since our fiscal year ending December 31, 2008.

ITEM 9A.

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that information required to be disclosed in our reports to the SEC is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer as appropriate, to allow timely decisions regarding required disclosure.

As required by SEC rules, we carried out an evaluation, with the participation of the Chief Executive Officer (our principal executive and financial officer) of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008, the end of the period covered by this report. Based on the foregoing, our principal executive and financial officer, concluded that our disclosure controls and procedures were effective as of December 31, 2008.

Management’s Annual Report on Internal Control Over Financial Reporting

The Chief Executive Officer (principal executive and financial officer) is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting (as defined in Rules 13a-15(f) and 15d(f) under the Exchange Act) is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America (“GAAP”).

Internal control over financial reporting includes those policies and procedures that (a) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of assets, (b) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, (c) provide reasonable assurance that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors, and (d) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of assets that could have a material effect on the financial statements.

In connection with the preparation of this report our Chief Executive Officer (principal executive and financial officer) conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2008 based on the criteria established in the Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In its assessment of the effectiveness of internal control over financial reporting as of December 31, 2008, the Company determined that there are material weaknesses affecting our internal control over financial reporting.

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The matters involving internal controls and procedures that the Company’s Chief Executive Officer (principal executive and financial officer)  considers to be material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Executive Officer in connection with the preparation of our financial statements as of December 31, 2008.

The Chief Executive Officer (principal executive and financial officer) believes that the material weaknesses set forth in items (2), (3) and (4) above did not have an affect on the Company's financial results. However, the lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures, can impact the Company's financial statements for the future years.

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

Remedial Efforts to Address Prior Material Weaknesses

Although the Company is unable to meet the standards under COSO because of the limited funds available to a company of our size and stage of development, we are committed to improving our financial organization. As funds become available, we will undertake to: (1) create a position to segregate duties consistent with control objectives, (2) increase our personnel resources and technical accounting expertise within the accounting function (3) appoint one or more outside directors to our board of directors who shall be appointed to the audit committee of the Company resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures; and (4) prepare and implement sufficient written policies and checklists which will set forth procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements.

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

Changes in Internal Control Over Financial Reporting

An evaluation was also performed with the participation of the Chief Executive Officer (our principal executive and financial officer) of any change in our internal control over financial reporting that occurred during our last fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Except for changes described below under the heading “Remedial Efforts to Address Prior Material Weaknesses,” that evaluation did not identify any change in our internal control over financial reporting that occurred during our latest fiscal quarter and that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART III

ITEM 10

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Name	Age	Office(s) Held

Rhonda Stevenson	47	Director, President, Secretary, Treasurer
		Chief Executive Officer &
		Chief Financial Officer

Rhonda Stevenson was appointed president,CEO, Chief Finaicial Officer and director on November 24, 2008.  Ms. Stevenson has been extensively involved in government and private sector business ventures in the United States, Canada and Mexico.

On November 24, 2008, Maya Vinogradov resigned as our President, Secretary and Chief Financial Officer and as director.

Term of Office

Directors are appointed for a one-year term to hold office until the next annual general meeting of our shareholders or until removed from office in accordance with our bylaws. Our officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officer and director. We conduct our business through agreements with consultants and arms-length third parties.

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

Our Code of Business Conduct and Ethics requires, among other things, that all of our company's personnel shall be accorded full access to our president with respect to any matter which may arise relating to the Code of Business Conduct and Ethics. Further, all of our company's personnel are to be accorded full access to our company's board of directors if any such matter involves an alleged breach of the Code of Business Conduct and Ethics by our president.

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

Our Code of Business Conduct and Ethics was filed as Exhibit 14.1 to our annual report on Form 10-K filed with the Securities and Exchange Commission on April 17, 2006.

Nomination Process

As of March 31, 2009, we did not effect any material changes to the procedures by which our shareholders may recommend nominees to our board of directors. Our board of directors does not have a policy with regards to the consideration of any director candidates recommended by our shareholders. Our board of directors has determined that it is in the best position to evaluate our company’s requirements as well as the qualifications of each candidate when the board considers a nominee for a position on our board of directors. If shareholders wish to recommend candidates directly to our board, they may do so by sending communications to the President of our company at the address on the cover of this annual report.

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

ITEM 11.

EXECUTIVE COMPENSATION

The particulars of compensation paid to the following persons:

(a)

our principal executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the year ended December 31, 2008; and

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

SUMMARY COMPENSATION TABLE
Name And Principal Position	Year	Annual Compensation			Long-Term Compensation
		Salary ($)	Bonus ($)	Other Annual Comp- ensation ($)	Awards		Payouts	All Other Compen- sation ($)
					Restricted Stock Awards ($)	Securities Under-lying Options/ SARs (#)	LTIP Payouts ($)
Rhonda Stevenson President,Secretary and Treasurer	2008	$Nil	$Nil	2,000	$Nil	$Nil	$Nil	$Nil
Maya Vinogradov President, Secretary and Treasurer	2007	$Nil	Nil	4,583	Nil	Nil	Nil	Nil
Thornton Donalson President, Secretary and Treasurer	2007 2006 2005	$Nil $Nil $Nil	100,000 Nil Nil	Nil 120,000 40,000	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil	Nil Nil Nil

Rhonda Stevenson was appointed our President, Chief Executive Officer, Chief Financial Officer and Director on November 24, 2008.  She was paid a consulting fee of $2,000 for the period November 24, 2008 to November 24, 2009.

Ms. Vinogradov was our President, Secretary and Treasurer from  July 13, 2007. to November 24, 2008.   She was paid a consulting fee of $10,000 for the period July 13, 2007 to July 12, 2008.

Mr. Donaldson was our President, Secretary and Treasurer from November 8, 2005 to July 13, 2007.  He was paid a one-time bonus of $100,000 on January 24, 2007.  He resigned as a director on July 16, 2007.

Mr. Donaldson was granted 300,000 stock options on November 18, 2005. All options were cancelled during the fiscal year ending December 31, 2007.

Stock Option Grants

As of the date of this annual report on Form 10-K, we do not have any outstanding stock options to purchase our common stock.

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

ITEM 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of April 9, 2009 by: (i) each person (including any group) known to us to own more than five percent (5%) of any class of our voting securities, (ii) each of our directors, (iii) each of our named executive officers; and (iv) officers and directors as a group. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

	Name and Address	Amount and Nature of	Percentage of
Title of Class	Of Beneficial Owner	Beneficial Ownership	Common Stock (1)

Common Stock	All Officers and Directors	Nil	0.0%

(1)	Based on 31,413,333 shares of our common stock issued and outstanding as of December 31, 2008. Under Rule 13d-3, certain shares may be deemed to be beneficially owned by more than one person (if, for example, persons share the power to vote or the power to dispose of the shares). In addition, shares are deemed to be beneficially owned by a person if the person has the right to acquire the shares (for example, upon exercise of an option) within 60 days of the date as of which the information is provided. In computing the percentage ownership of any person, the amount of shares outstanding is deemed to include the amount of shares beneficially owned by such person (and only such person) by reason of these acquisition rights. As a result, the percentage of outstanding shares of any person as shown in this table does not necessarily reflect the person’s actual ownership or voting power with respect to the number of shares of common stock actually outstanding on December 31, 2008.

Change in Control

We are not aware of any arrangement that might result in a change in control in the future.

Securities Authorized for Issuance under Equity Compensation Plans

The Company does not have any equity compensation plans.

ITEM 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

No director, executive officer, principal shareholder holding at least 5% of our common shares, or any family member thereof, had any material interest, direct or indirect, in any transaction, or proposed transaction, during the year ended December 31, 2008, in which the amount involved in the transaction exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at the year end for the last three completed fiscal years.

ITEM 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for each of the last two fiscal years ended December 31 for professional services rendered by the Company’s independent auditors, for the audit of the registrant’s annual financial statements and review of financial statements included in the registrant’s Form 10-QSB filings for those years amount to $19,000.

	Fiscal year ended	Fiscal year ended
	December 31, 2008	December 31, 2007

Audit fees (2008 estimated)	$3,500	$7,500
Tax fees	Nil	Nil
All other fees	7,500	19,000

Audit-Related Fees

The aggregate fees billed in the period ended December 31, 2008 for assurance and related services by the principal accountants that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Item 9 (e)(1) of Schedule 14A was NIL.

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

PART IV

ITEM 15.

EXHIBITS

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws

3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)

3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)

3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)

(4)	Instruments Defining Rights of Security Holders, Including Indentures

4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)

(10)	Material Contracts

10.1	Form of Subscription Agreement between Sound Technology Inc. and 32 persons (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004):

10.2	Distribution Agreement dated May 15, 2004 between Sound Technology Inc. and Danish Audio Connect (incorporated by reference from our Registration Statement Form SB-2/A filed on June 18, 2004)

10.3	Terms of Use of Internet Secure (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.4	User Agreement for PayPal Service (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.5	Distribution Agreement dated May 27, 2004 between Audiyo Inc. and Raimund Mundorf (incorporated by reference from our Registration Statement on Form SB-2/A filed on August 30, 2004)

10.6	Loan Agreement dated October 1, 2005, between our company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.7	Debt Settlement and Subscription Agreement dated October 15, 2005, between our company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.8	Consulting Agreement dated November 1, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.9	Share Purchase Agreement dated November 16, 2005, among our company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.10	Assignment Agreement dated November 18, 2005, between our company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)

10.11	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.12	Stock Option and Subscription Agreement dated November 18, 2005, between our company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)

10.13	Stock Option and Subscription Agreement dated November 21, 2005, between our company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.14	Form of Subscription Agreement between our company and six persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.15	Finder's Fee Agreement dated December 5, 2005, between our company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.16	Joint Participation Agreement for Maverick Springs Elko and White Pine Counties, Nevada dated February 28,2006, between our company and Chamberlain Exploration Development and Research Stratigraphic Corporation doing business as Cedar Strat Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.17	Farmout and Option Agreement dated March 7, 2006, between our company and Suncor Energy Inc. (incorporated by reference from our Current Report on Form 8-K on March 24, 2006)

10.18	Private Placement Subscription Agreement dated March 8, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.19	6% Convertible Note due March 8, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.20	Private Placement Subscription Agreement dated March 9, 2006, between our company and Bulstrode International Inc. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.21	6% Convertible Note due March 9, 2008 issued to Bulstrode International Inc. by our company (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.22	Amendment Agreement dated April 3, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.23	Amended and Restated Agreement dated April 7, 2006, between our company and Fort Scott Energy Corp. (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

(14)	Code of Ethics

14.1	Code of Business Conduct and Ethics (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

(31)	Rule 13a-14(a)/15d-14(a) Certifications

31.1	Section 302 Certification of Principal Executive Officer under Sarbanes-Oxley Act of 2002

31.2	Section 302 Certification of Principal Financial Officer under Sarbanes-Oxley Act of 2002

(32)	Section 1350 Certifications

32.1	Section 906 Certification of Principal Executive Officer and Principal Financial Officer under Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TEXOLA ENERGY CORPORATION

/s/ Rhonda Stevenson

By: Rhonda Stevenson

Chief Executive Officer

(Principal Executive  Officer)

Dated:  April 14, 2009

In accordance with the Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ Rhonda Stevenson

By: Rhonda Stevenson

Chief Executive Officer

(Principal Executive Officer)

Chief Financial Officer

(Principal Financial Officer)

Dated: April 14, 2009