Form 10-Q
period 2009-03-31
OYCO, INC.
filed 2009-05-20
CIK 217209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  333-114995

OYCO INC. (Exact name of small business issuer as specified in its charter)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   157,067 common shares issued and outstanding as of May 15, 2009.

PART I  - FINANCIAL STATEMENTS

ITEM 1.	FINANCIAL STATEMENTS.

Our interim unaudited financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim unaudited financial statements for the quarter ended March 31, 2009 include all adjustments necessary in order to ensure that the interim unaudited financial statements are not misleading.

TEXOLA ENERGY CORPORATION

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009

Expressed in US Funds

TEXOLA ENERGY CORPORATION
(An Exploration  Stage Company)

  BALANCE SHEETS

(Unaudited)
(Stated in U.S. Dollars)

	March 31	December 31
	2009	2008
	(unaudited)	(audited)

ASSETS

Current
Cash	$264	$305
Prepaid expenses	1,332	2,083
Total Current Assets	1,596	2,388

Exploration Advances – Note 3
Oil and Gas Properties – Note 3
TOTAL ASSETS	$1,596	$2,388

LIABILITIES
Current
Accounts payable and accrued liabilities	$27,006	$18,355
Loans payable – Note 4	272,200	272,200
Derivative liability – Note 5e	41,600	49,700
Total Current Liabilities	340,806	340,255

Convertible Debentures – Note 5	2,917,263	2,917,263
TOTAL LIABILITIES	$3,258,069	$3,257,518

STOCKHOLDERS' DEFICIT

Common Stock – Note 6
Authorized:
750,000,000 common shares with a par value of $0.001 per share

Issued:
31,413,333 common shares	31,413	31,413
Additional paid-in capital	1,324,253	1,324,253
Deficit accumulated during the Exploration stage	(4,612,139)	(4,610,796)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$(3,256,473)	$(3,255,130)

	$1,596	$2,388

See the accompanying notes to the interim financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

 STATEMENTS OF OPERATIONS

(Unaudited)
(Stated in U.S. Dollars)

			Cumulative
			period from
			Inception
	Three Months Ended		September 29,
	March 31		2005
			to
	2009	2008	March 31, 2009

Revenue	$-	$-	$-

Expenses
Advertising and promotion	-	-	50,764
Audit and accounting	7,766	12,143	126,411
Communications	-	-	20,834
Consulting	-	2,100	545,770
Management compensation	501	2,500	110,668
Drilling and exploration	467	291	374,470
Loss on embedded derivative liabilities (Note 5e)	(8,100)	188,600	(594,400)
Foreign exchange (gain) loss	(125)	2,416	(11,944)
Interest and bank charges	31	46	2,283
Interest expense – beneficial
conversion feature of debenture (Note5a )	-	-	1,026,000
Interest on long term debt (Note 5)	-	-	241,943
Investor relations	-	-	253,000
Legal fees	553	-	85,538
Office and miscellaneous	250	3,345	56,114
Transfer agent/filing fees	-	50	17,938
Travel		-	131,957
	1,343	211,491	2,437,346

Loss from continuing operations	$(1,343)	$(211,491)	$(2,437,346)

Loss from discontinued operations
Abandonment of oil and gas properties	-	-	(2,124,061)
Provision for income taxes			-

Loss for the period	$(1,343)	$(211,491)	$(4,561,407)

Basic And Diluted Loss Per Share	$(0.00)	$(0.00)

Weighted Average Number Of Shares Outstanding	31,413,333	31,413,333

See the accompanying notes to the interim financial statements

TEXOLA ENERGY CORPORATION
(An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

(Unaudited)

(Stated in U.S. Dollars)

				Cumulative
	Three Months Ended			from
	March 31			September 29, 2005
				to March 31, 2009
	2009		2008	(Note 2)

Operating Activities
Income (loss) for the year	$(1,343)		$(211,491)	$(4,561,407)

Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Consulting - stock based compensation	-		-	180,000
Interest expense - beneficial conversion feature of debenture (Note 5b,5c,5d and 5e)	-		-	1,026,000
Loss on embedded derivative liabilities (Note 5b, 5c, 5d and 5e)	(8,100)		188,600	(594,400)
Receivable	-		-	-
Prepaid expenses	751		2,550	(1,332)
Non-cash interest expense	-		-	12,500
Assets held for resale and discontinued operations	-		-
Accounts payable and accrued liabilities	8,651		8,635	15,956
Interest payable	-		-	-

Liabilities held for resale and discontinued operations	-		-	-
	(41)		(11,706)	(3,922,683)
Investing Activity
Explorations advance
Acquisition of oil and gas property	-		-	(1,652,218)
Abandonment of oil and gas properties	-		-	2,104,156
Proceeds on sale of share of oil and gas property	-		-	48,062
		-	-	500,000
Financing Activities
Loans payable	-		-	272,200
Capital contributions	-		-	231,666
Convertible debenture	-		-	2,917,263
	-		-	3,421,129
Net Increase (Decrease) in Cash	(41)		(11,706)	(1,554)

Cash, beginning of period	305		32,609	1,818

Cash, end of period	$264		$20,903	$264

See the accompanying notes to the interim financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

STATEMENTS OF CASH FLOWS – Continued

(Unaudited)

(Stated in US Dollars)

					Cumulative
					From
	Three Months Ended				September 29, 2005
	March 31				to
		2009		2008	March 31, 2009
					(Note 2)

Supplementary Disclosure for Non-Cash Investing and Financing Activities

Settlement of amounts due to related party by issuance of shares		$-		$-	$2,500

Issuance of convertible debenture for oil and gas property finder’s fees		$-		$-	$500,000

Intrinsic value of the beneficial feature of convertible debentures (Note 5 e)	$			$-	$1,026.000
Loss(Gain) on embedded derivative liabilities (Note 5e)		$(8100)		$188,600	$(600,700)
Cancellation of capital stock on disposal of subsidiary	$		$		$(6,050)

Common shares issued on conversion of debenture and accrued interest	$		$		$512,500

Intrinsic value of the beneficial conversion feature convertible debentures (Note 5a)	$		$		$1,026,000

Assets sold on disposal of subsidiary	$		$		$119,277

Abandonment of oil and gas properties	$				$2,214,061

Liabilities cancelled on disposal of subsidiary	$		$		$(130,187)

Stock compensation expense	$			$22,375	$180,000
Supplementary Cash Flow Disclosures
Interest paid	$		$		$-
Income taxes paid	$		$		$-

See the accompanying notes to the interim financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the period October 21, 2003 (date of inception) to March 31, 2009

(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated		Accumulated
			Additional	During the		Compre-
			Paid In	Exploration		hensive		Special
	Shares	Amount	Capital	Stage		Loss		Distribution	Total
Common shares issued for cash at $0.0002 per share October 14, 2003	500,000	$500	$(400)	$-		$-		$-	$100
Special distribution	-	-	-	-		-		(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)		-		-	(3,900)
Balance - December 31,2003	500,000	$500	$(400)	$(3,900)		$-		$(3,300)	$(7,100)
Common shares issued for cash at $0.0005 per share	89,900,000	89,900	(44,950)	-		-		-	44,950
Foreign currency translation	-	-	-	-		(526)		-	(526)
Net loss for the year	-	-	-	(63,464)		-		-	(63,464)
Balance - December 31, 2004	90,400,000	$90,400	$(45,350)	$(67,364)		$(526)		$(3,300)	$(26,140)
Common shares issued in settlement of loan from related party at $0.10 per share	25,000	3	2,497	-		-		-	2,500
Stock based compensation	-	-	45,000	-		-		-	45,000
Discontinued operations	(60,500,000)	(6,050)	54,450	-		526		3,300	(2,224)
Net loss for the year	-	-	-	(82,257)		-		-	(82,257)
Balance - December 31, 2005	29,925,000	$29,925	$56,575	$(149,621)		$-		$-	$(63,121)
Common shares issued on conversion of debenture and accrued interest	1,025,000	1,025	511,475	-		-		-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Note 6a and 6b)	-	-	390,000	-		-		-	390,000
Common shares issued pursuant to private placement at $0.50 per share (Note 7a)	463,333	463	231,203	-		-		-	231,666
Stock based compensation			99,945						99,945
Net loss for the year	-	-	-	(1,944,298)		-		-	(1,944,298)
Balance - December 31, 2006	31,413,333	$31,413	$1,289,198	$(2,093,919)		$-		$-	$(773,308)
Stock based compensation			35,055						35,055
Net loss for the year	-	-	-	(2,459,593)		-		-	(2,459,593)
Balance – December 31 , 2007	31,413,333	$31,413	$1,324,253	$(4,553,512)		$-		$-	$(3,197,846)
Net loss for the year				(57,284)					(57,284)
Balance – December 31, 2008	31,413,333	$31,413	$1,324,253	$(4,610,796)	$		$		$(3,255,130)
Net loss for the period				(1,343)
	31,413,333	31,413	1,324,253	(4,612,139)	$		$		$(3,256,473)

See the accompanying notes to the interim financial statements

TEXOLA ENERGY CORPORATION

 (An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

March 31, 2009

 (Stated in US Dollars)

Note 1	Interim Financial Statements

While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim periods presented in accordance with the accounting principles generally accepted in the United States of America. These interim financial statements follow the same accounting policies and methods of their application as the Company’s December 31, 2008 annual audited financial statements. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the Company’s December 31, 2008 annual audited financial statements.

Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

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

At March 31, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,612,139 since its inception, has a working capital deficiency of $339,210 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

As of March 31, 2009 $467 (March 31, 2008 - $291) was expended in drilling costs.

4.	Loans Payable

Loans payable consist of four loans of $25,200, $97,000, $100,000 and $50,000, made by unrelated parties to the Company.  The loans are unsecured, non-interest bearing and fall due on April 30, 2009, May 20, 2009.  The $100,000 and $50,000 loans are unsecured, non interest bearing and due on demand.

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

The company determined that the conversion feature of the 0% Convertible Debentures (Notes 5a, 5b, 5c  and 5d) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at March 31, 2009 the fair value of the conversion feature of the 0% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $232,000 (December 31, 2007 - $43,400).

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”.  The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

The fair value of the 0% Convertible Debentures as at March 31, 2009 and December 31, 2007 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	March 31	December 31
	2009	2008
Risk free interest rate	.43%	.26%
Expected life – years	.42	.67
Expected volatility	249%	120%
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.00614	$0.00427

6.	Capital Stock

a)	Stock Issuances

There was no stock issuances during the three month period ended March 31, 2009

b)	Stock Options

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

As at March 31, 2009 there were no stock options outstanding.

7.	Subsequent events

Effective May 11, 2009, we completed a merger with our subsidiary, Oyco, Inc., a Nevada corporation., incorporated on April 20, 2009.  As a result, we have changed our name from “Texola Energy Corporation” to “Oyco, Inc.” We changed the name of our company to better reflect the direction and business of our company.

In addition, effective May 11, 2009, we effected a one (1) for two hundred (200) reverse stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has decreased from 750,000,000 shares of common stock with a par value of $0.001 to 3,750,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has decreased from 31,413,333 shares of common stock to 157,067 shares of common stock.

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

Our principal business office is located at #477 1313 E Maple St.,  Suite 201, Bellingham Washington 98225. Our registered office for service in the State of Nevada is located at Suite 300, 7251 West Lake Mead, Las Vegas, Nevada.

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

Effective May 11, 2009, we completed a merger with our subsidiary, Oyco, Inc., a Nevada corporation. As a result, we have changed our name from “Texola Energy Corporation” to “Oyco, Inc.” We changed the name of our company to better reflect the future direction and business of our company.

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

Results of Operations for the Three months Ended March 31, 2009 and March 31, 2008

Revenues for the three months ended March 31, 2009 and March 31, 2008 were $Nil.

Expenses for the three months ended March 31, 2009 were $1,343 compared to $211,491 for the three months ended March 31, 2008 resulting in a decrease of $210,147.  The $1,343 loss for the three months ended March 31, 2009 consisted of a gain of $8,100 on embedded derivative liabilities, management fees of $501, $7,766 in audit and accounting fees and the remaining $1,176 in general and administrative expenses.

The net loss for the three months ended March 31, 2009 was $1,343 compared to $211,491 for the three months ended March 31, 2008.

As of March 31, 2009, our Company had cash $264 and a working capital deficiency of $339,210.

Estimated Expenses to December 31, 2009
Operating Expenses
Consultants	$25,000
Professional Fees	$40,000
General and Administrative Expenses	$25,000
Total	$90,000

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2009, we had $264 in cash and total current assets of $1,596 and $340,806 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, loans payable and a derivative liability. We had a working capital deficiency of $339,210 as of March 31, 2009.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2009.

We incurred a loss of $1,343 for the three month period ended March 31, 2009. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $90,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

As of March 31, 2009, our Company did not have any material commitments for capital expenditures and management does not anticipate that our Company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit, after writing off its interests in the Brown County and Maverick Springs properties, amounts to $4,612,139 as at March 31, 2009.  The continuation of our business is dependent upon us raising additional finances and the support of our lenders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of March 31, 2009, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of March 31, 2009, all of our oil and gas properties were unproven and were excluded from depletion. At March 31, 2009, management believes none of our unproven oil and gas properties reflected on the balance sheet were impaired.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2008 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $4,612,139 as at March 31, 2009.  The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred losses totaling $1,343 for the three months ending March 31, 2009 and accumulative losses of $4,612,139 since inception to March 31, 2009.  As of March 31, 2009 we had a working capital deficiency of $339,210. We do not expect positive cash flow from operations in the near term.

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

Effective May 11, 2009, we effected a one (1) for two hundred (200) reverse stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has decreased from 750,000,000 shares of common stock, as noted above, with a par value of $0.001 to 3,750,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has decreased from 31,413,333 shares of common stock to 157,067 shares of common stock.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through March 31, 2009, we have incurred aggregate losses of $4,612,139 including the write off of oil and gas leases of $2,124,061. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

As of March 31, 2009 we conducted an  evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of March 31, 2009 and communicated the matters to our management and board of directors.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENION SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.5	Articles of Merger and Agreement and Plan of Merger (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2009

(4)	Instruments Defining Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
4.2	Certificate of Change - Reverse Stock Split (incorporated by reference from our Current Report on Form 8-K filed on May 11, 2009

(10)	Material Contracts
10.1	Loan Agreement dated October 1, 2005, between our Company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.2	Debt Settlement and Subscription Agreement dated October 15, 2005, between our Company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

10.3	Consulting Agreement dated November 1, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.4	Share Purchase Agreement dated November 16, 2005, among our Company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.5	Assignment Agreement dated November 18, 2005, between our Company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.6	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.7	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
10.8	Stock Option and Subscription Agreement dated November 21, 2005, between our Company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.9	Form of Subscription Agreement between our Company and six persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.10	Finder's Fee Agreement dated December 5, 2005, between our Company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
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

OYCO, INC.

/s/ Rhonda Stevenson

By:

Rhonda Stevenson

President, Secretary, Treasurer and Director

(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

May 20, 2009