Form 10-Q
period 2009-06-30
OYCO, INC.
filed 2009-08-10
CIK 217209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

360-685-4277
Securities registered under Section 12(b) of the Exchange Act

Common Stock, par value $0.001 per share
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒       No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒       No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   157,067 common shares issued and outstanding as of June 30, 2009.

PART I - FINANCIAL STATEMENT

ITEM 1.	FINANCIAL STATEMENTS.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended June 30, 2009 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009

Expressed in US Funds

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

 INTERIM BALANCE SHEETS

(Unaudited)
(Stated in U.S. Dollars)

	June 30	December 31
	2009	2008
	(unaudited)	(audited)

ASSETS

Current
Cash	$190	$305
Prepaid expenses	831	2,083
Total Current Assets	1,021	2,388

Exploration Advances – Note 3	-	-
Oil and Gas Properties – Note 3	-	-
TOTAL ASSETS	$1,021	$2,388

LIABILITIES
Current
Accounts payable and accrued liabilities	$30,649	$18,355
Loans payable – Note 4	272,200	272,200
Derivative liability – Note 5e	-	49,700
Total Current Liabilities	302,849	340,255

Convertible Debentures – Note 5	2,917,263	2,917,263
TOTAL LIABILITIES	$3,220,112	$3,257,518

STOCKHOLDERS' DEFICIT

Common Stock – Note 6
Authorized:
3,750,000 common shares with a par value of $0.001 per share

Issued:
157,067 common shares	31,413	31,413
Additional paid-in capital	1,324,253	1,324,253
Deficit accumulated during the Exploration stage	(4,574,757)	(4,610,796)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$(3,219,091)	$(3,255,130)

	$1,021	$2,388

See the accompanying notes to the unaudited financial statements

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and six months ended June 30, 2009 and 2008

 (Unaudited)
(Stated in US Dollars)

					Cumulative
					From
					Sept. 29,
					2005 to
	Three Months Ended June 30		Six Months Ended June 30		June 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	-	-	-	-	50,764
Audit and accounting fees	2,306	4,879	10,072	17,023	128,717
Consulting fees	-	1,575	-	3,675	545,770
Communications	-	-	-	-	20,834
Management compensation	501	2.500	1,002	5,000	111,169
Drilling and exploration	(72)	73	395	364	374,398
Interest expense – beneficial conversion feature of debenture (Note 5)	-	-	-	-	1,026,000
Gain on embedded derivative liabilities (Note 5)	(41,600)	(67,000)	(49,700)	121,600	(636,000)
Foreign exchange (gain) loss	(18)	387	(144)	2,802	(11,962)
Interest and bank charges	34	44	66	90	2,317
Interest on long term debt (Note 5)	-	-	-	-	241,943
Investor relations	-	-	-	-	253,000
Legal fees	93	1,995	647	1,995	85,631
Office and miscellaneous	58	195	308	3,540	56,172
Transfer agent/filing fees	1,315	1,595	1,315	1,645	19,253
Travel	-	-	-	-	131,957
Total operating expenses	37,383	53,757	36,039	(157,734)	(2,399,963)
Income/(loss) from Continuing Operations	37,383	53,757	36,039	(157,734)	(2,399,963)
Income/(loss) from discontinued operations	-	-	-	-	(2,124,061)

Income/(loss) for the Period	$37,383	$53,757	$36,039	$(157,734)	$(4,524,024)
Basic And Diluted Net Earnings (Loss) Per Common Share	0.23	0.34	0.23	(1.00)
Basic And Diluted Weighted Average Number Of Common Shares Outstanding	157,067	157,067	157,067	157,067

See the accompanying notes to the unaudited financial statements

OYCO, INC.

 (Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

For the six months ended June 30, 2009 and 2008

(Unaudited)
(Stated in US Dollars)

					Cumulative from
					September 29,2005
	Three Months Ended June 30		Six Months Ended June 30		to June 30, 2009
	2009	2008	2009	2008
Cash Resources Provided By (Used In) Operating Activities
Income (loss) for the period	$37,383	$53,757	$36,039	$(157,734)	$(4,524,024)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities
Consulting - stock based compensation	-	-	-	-	180,000
Interest expense - beneficial conversion feature of debenture (Note5)	-	-	-	-	1,026,000
Gain on embedded derivative liabilities (Note 5)	(41,600)	(67,000)	(49,700)	121,600	(636,000)
Receivable	-		-	-
Prepaids	502	1,776	1,253	4,325	(830)
Non-cash interest expense	-	-	-	-	12,500
Assets held for resale and discontinued operations	-	-	-	-	-
Accounts payable and accrued liabilities	3,641	(9,010)	12,293	(374)	19,597
Interest payable	-	-	-	-	-
Due to related parties	-	-	-	-	-
Liabilities held for resale and discontinued operations	-	-	-	-	-
	(74)	(20,477)	(115)	(32,183)	(3,922,757)
Investing Activity
Exploration advances	-	-	-	-	-
Acquisition of oil and gas property	-	-	-	-	(1,652,218)
Abandonment of oil and gas properties					2,104,156
Proceeds on sale of share of oil and gas property	-	-	-	-	48,062
	-	-	-	-	500,000
Financing Activities
Loans payable	-	-	-	-	272,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	-	-	-	-	2,917,263
	-	-	-	-	3,421,129
Net Increase (Decrease) in Cash	(74)	(20,477)	(115)	(32,183)	(1,628)
Cash, Beginning of Period	264	20,903	305	32,609	1,818

Cash, End of Period	$190	$426	$190	$426	$190

See the accompanying notes to the unaudited financial statements

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS - Continued

For the six months ended June 30, 2009 and 2008

 (Unaudited)
(Stated in US Dollars)

						Cumulative
						From
						September 29,
		Three Months Ended June 30		Six Months Ended June 30		2005 to
		2009	2008	2009	2008	June 30, 2009

Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares		$-	$-	$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees		$-	$-	$-	$-	$500,000
Intrinsic value of the beneficial feature of convertible debentures (Note 5)		$-	$-	$-	$-	$1,026.000
Loss(Gain) on embedded derivative liabilities (Note 5)		$(41,600)	$(67,000)	$(49,700)	$121,600	$(636,000)
Cancellation of capital stock on disposal of subsidiary		$-	$-	$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest		$-	$-	$-	$-	$512,500
Intrinsic value of the beneficial conversion feature convertible debentures (Note 5)		$-	$-	$-	$-	$1,026,000
Assets sold on disposal of subsidiary		$-	$-	$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary		$-	$-	$-	$-	$(130,187)
Stock compensation expense	$		$12,680	$-	$35,055	$180,000
Supplementary Cash Flow
Disclosures
Interest paid		$-	$-	$-	$-	$-
Income taxes paid		$-	$-	$-	$-	$-

See the accompanying notes to the unaudited financial statements

OYCO, INC.

(Formerly known as Texola Energy Corporation)

 (An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the period October 21, 2003 (date of inception) to June 30, 2009

(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated
			Additional	During the		Accumulated
			Paid In	Exploration		Comprehensive		Special
	Shares	Amount	Capital	Stage		Loss		Distribution	Total
Common shares issued for cash at $0.2 per share October 14, 2003	2,500	$500	$(400)	$-		$-		$-	$100
Special distribution	-	-	-	-		-		(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)		-		-	(3,900)
Balance - December 31,2003	2,500	$500	$(400)	$(3,900)		$-		$(3,300)	$(7,100)
Common shares issued for cash at $0.001 per share	449,500	89,900	(44,950)	-		-		-	44,950
Foreign currency translation	-	-	-	-		(526)		-	(526)
Net loss for the year	-	-	-	(63,464)		-		-	(63,464)
Balance - December 31, 2004	452,000	$90,400	$(45,350)	$(67,364)		$(526)		$(3,300)	$(26,140)
Common shares issued in settlement of loan from related party at $20.0 per share	125	3	2,497	-		-		-	2,500
Stock based compensation	-	-	45,000	-		-		-	45,000
Discontinued operations	(302,500)	(6,050)	54,450	-		526		3,300	(2,224)
Net loss for the year	-	-	-	(82,257)		-		-	(82,257)
Balance - December 31, 2005	149,625	$29,925	$56,575	$(149,621)		$-		$-	$(63,121)
Common shares issued on conversion of debenture and accrued interest	5,125	1,025	511,475	-		-		-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Note 6a and 6b)	-	-	390,000	-		-		-	390,000
Common shares issued pursuant to private placement at $99.985 per share	2,317	463	231,203	-		-		-	231,666
Stock based compensation			99,945						99,945
Net loss for the period	-	-	-	(1,944,298)		-		-	(1,944,298)
Balance - December 31, 2006	157,067	$31,413	$1,289,198	$(2,093,919)		$-		$-	$(773,308)
Stock based compensation			35,055						35,055
Net loss for the year	-	-		(2,459,593)		-		-	(2,459,593)
Balance – December 31 , 2007	157,067	$31,413	$1,324,253	$(4,553,512)		$-		$-	$(3,197,846)
Net income for the year				(57,284)					(57,284)
Balance – December 31 , 2008	157,067	31,413	1,324,253	(4,610,796)					(3,255,130)
Net income for the period				36,039					36,039
Balance – June 30, 2009	157,067	$31,413	$1,324,253	$(4,574,757)	$		$		$(3,219,091)

See the accompanying notes to the unaudited financial statements

OYCO, INC.

(Formerly known as Texola Energy Corporation)

 (An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

June 30, 2009

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

Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

Note 2	Nature and Continuance of Operations

On October 24, 2005, the predecessor company, Sound Technology, Inc. changed its name to “Texola Energy Corporation. On  following a merger with it’s wholly owned subsidiary Texola Energy Corporation (“Texola”).  Texola was incorporated on September 29, 2005, for the purpose of changing the Company’s name.

Sound Technology, Inc. was incorporated in Nevada, U.S.A. on October 14, 2003.

Effective May 11, 2009, we completed a merger with our subsidiary, Oyco, Inc., a Nevada corporation., incorporated on April 20, 2009.  As a result, we have changed our name from “Texola Energy Corporation” to “Oyco, Inc.”(“the Company”). We changed the name of our company to better reflect the direction and business of our company

The Company is an exploration stage company.

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

At June 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,524,024 since its inception, has a working capital deficiency of $301,828 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

3.	Oil and Gas Properties

Chinchaga Property, Alberta, Canada

The Company, together with 5 partners (the “Group”), entered into a farmout arrangement for the Chinchaga property with Suncor Energy Inc. of Calgary, Alberta.  Pursuant to the arrangement the Group participated in a 100% working interest in the costs to drill an exploratory well on approximately 18,000 acres of leases owned by Suncor Energy Inc.  On completion of the first well the group was to earn a 100% working interest in approximately 7,000 acres and have an option to drill a second well in 2008 on the remaining lands.  Suncor Energy was to retain a 12.5% gross overriding royalty in the lands.

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

As of June 30, 2009 $395 (June 30, 2008 - $364) was expended in drilling costs.

4.	Loans Payable

Loans payable consist of four loans of $25,200, $97,000, $100,000 and $50,000, made by unrelated parties to the Company.  The $25,200 and $97,000 loans are unsecured, non-interest bearing and fall due on April 30, 2010 and May 20, 2010.  The $100,000 and $50,000 loans are unsecured, non interest bearing and due on demand.

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

The company determined that the conversion feature of the 0% Convertible Debentures (Notes 5a, 5b, 5c  and 5d) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at June 30, 2009 the fair value of the conversion feature of the 0% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $0  (December 31, 2008 - $49,700).

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”.  The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

The fair value of the 0% Convertible Debentures as at June 30, 2009 and December 31, 2008 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	June 30	December 31
	2009	2008
Risk free interest rate	.19%	.26%
Expected life – years	.16	.67
Expected volatility	0%	120%
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.00	$0.00427

6.	Capital Stock

a)	Stock Issuances

There was no stock issuances during the three month period ended June 30, 2009.

On May 11, 2009, the Company effected a one (1) for two hundred (200) reverse stock split of our authorized, issued and outstanding common stock. As a result, the authorized capital decreased from 750,000,000 shares of common stock with a par value of $0.001 to 3,750,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 31,413,333 shares of common stock to 157,067 shares of common stock.

b)	Stock Options

The Company has a stock option plan that provides for the issuance of stock options to its officers, directors, employees and consultants. Stock options must be non-transferable and the aggregate number of shares that may be reserved for issuance pursuant to stock options may not exceed 25,000 common shares of the Company. The exercise price of stock options is determined by the board of directors of the Company at the time of grant and may not be less than the fair market price of the common stock at the date of grant. Options have a maximum term of ten years. Vesting of options is made at the time of granting of the options at the discretion of the board of directors. Once approved and vested, options are exercisable at any time.

As at June 30, 2009 there were no stock options outstanding.

7.	Related Party Transaction

On June 15, 2009 the lender of the loan due on May 20, 2010 in the amount of $97,000 and the loan due on April 30, 2010 in the amount of $25,200 assigned all past, current and future rights, title and interest to the President

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

In this quarterly report, unless otherwise specified, all references to "common shares" refer to common shares in the capital of our Company and the terms “Company” "we", "us" and "our" mean  Oyco, Inc.

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

Plan of Operations

Our plan of operation for the next twelve months is to concentrate on restructuring its current debt, identifying potential sources of capital and seeking out joint venture partners to participate in future exploration prospects and business activities.  We can provide no assurance, however, that we will be able to raise capital and/or continue to have the support of joint venture partners and lenders.

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

Results of Operations for the Six months Ended June 30, 2009 and June 30, 2008

Revenues for the six months ended June 30, 2009 and June 30, 2008 were $Nil.

Expenses for the six months ended June 30, 2009 were $(36,039) compared to $157,734for the six months ended June 30, 2008 resulting in a decrease of $193,773.  The $36,039 income for the six months ended June 30, 2009 consisted of a gain of $49,700 on embedded derivative liabilities, management fees of $1,002, $10,072in audit and accounting fees and the remaining $2,587 in general and administrative expenses.

The net income (loss) for the six months ended June 30, 2009 was $36,039 compared to $(157,734) for the six months ended June 30, 2009

As of June 30, 2009, our Company had cash $190 and a working capital deficiency of $301,828

Estimated Expenses to December 31, 2009
Operating Expenses
Consultants	$25,000
Professional Fees	$40,000
General and Administrative Expenses	$25,000
Total	$90,000

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2009, we had $190 in cash and total current assets of $1,021 and $302,849 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, loans payable and a derivative liability. We had a working capital deficiency of $301,828 as of June 30, 2009.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2009.

We incurred income of $37,383 for the three month period ended June 30, 2009. As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $90,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

As of June 30, 2009, our Company did not have any material commitments for capital expenditures and management does not anticipate that our Company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit, after writing off its interests in the Brown County and Maverick Springs properties, amounts to $4,574,757 as at June 30, 2009.  The continuation of our business is dependent upon us raising additional finances and the support of our lenders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of June 30, 2009, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of June 30, 2009, all of our oil and gas properties were unproven and were excluded from depletion. At June 30, 2009, management believes none of our unproven oil and gas properties reflected on the balance sheet were impaired.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2008 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to $4,574,757 as at June 30, 2009.  The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of August 4, 2009 which have a material effect on our company or our operations.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred income totaling $36,039 for the six months ending June 30, 2009 and accumulative losses of $4,574,757 since inception to June 30, 2009.  As of June 30, 2009 we had a working capital deficiency of $301,828. We do not expect positive cash flow from operations in the near term.

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

Effective May 11, 2009, we affected a one (1) for two hundred (200) reverse stock split of our authorized, issued and outstanding common stock. As a result, our authorized capital has decreased from 750,000,000 shares of common stock, as noted above, with a par value of $0.001 to 3,750,000 shares of common stock with a par value of $0.001. Our issued and outstanding share capital has decreased from 31,413,333 shares of common stock to 157,067 shares of common stock.

We have a history of losses and fluctuating operating results which raise substantial doubt about our ability to continue as a going concern.

Since inception through June 30, 2009, we have incurred aggregate losses of $4,574,757 including the write off of oil and gas leases of $2,124,061. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

Rhonda Stevenson presently spends approximately 25% of her business time on business management services for our company and retains the necessary consultants to assist in the development of our properties on an as needed basis. Management has determined that Ms.  Stevenson spends a reasonable amount of time in pursuit of our company's interests. However, she may not be able to provide sufficient time in the future and our business may be periodically interrupted or delayed as a result of Ms.  Stevenson's other business interests. To mitigate any such interruption, we may decide to seek out additional management resources and retain the necessary consultants in future exploration activities.

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

Our Certificate of Incorporation authorizes the issuance of 3,750,000 shares of common stock. Our board of directors has the authority to issue additional shares up to the authorized capital stated in the certificate of incorporation. Our board of directors may choose to issue some or all of such shares to acquire one or more businesses or to provide additional financing in the future. The issuance of any such shares may result in a reduction of the book value or market price of the outstanding shares of our common stock. If we do issue any such additional shares, such issuance also will cause a reduction in the proportionate ownership and voting power of all other stockholders. Further, any such issuance may result in a change of control of our corporation.

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

As of June 30, 2009 we conducted an  evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of June 30, 2009 and communicated the matters to our management and board of directors.

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

ITEM 2.	UNREGISTERED SALE OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.	DEFAULTS UPON SENION SECURITIES.

None.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

Exhibit	Description
Number

(3)	(i) Articles of Incorporation; and (ii) Bylaws
3.1	Articles of Incorporation (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.2	Bylaws (incorporated by reference from our Registration Statement on Form SB-2 filed on April 29, 2004)
3.3	Articles of Merger (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.4	Certificate of Change (incorporated by reference from our Current Report on Form 8-K filed on November 9, 2005)
3.5	Amendments to Articles of Incorporation or Bylaws – Articles of Merger and reverse stock split (incorporated by reference from Our Current Report on Form 8-K filed on May 12, 2009
(4)	Instruments Defining Rights of Security Holders, Including Indentures
4.1	2005 Stock Option Plan (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
(10)	Material Contracts
10.1	Loan Agreement dated October 1, 2005, between our Company and Dino Minichiello (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.2	Debt Settlement and Subscription Agreement dated October 15, 2005, between our Company and Raymond Li (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.3	Consulting Agreement dated November 1, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.4	Share Purchase Agreement dated November 16, 2005, among our Company, Raymond Li, Simon Au and Patrick Fung (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.5	Assignment Agreement dated November 18, 2005, between our Company and Heartland Oil and Gas Ltd. (incorporated by reference from our Current Report on Form 8-K filed on November 21, 2005)
10.6	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Thornton Donaldson (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.7	Stock Option and Subscription Agreement dated November 18, 2005, between our Company and Jane Clark (incorporated by reference from our Annual Report on Form 10- KSB filed on April 17, 2006)
10.8	Stock Option and Subscription Agreement dated November 21, 2005, between our Company and Y.R. (Joe) Boury (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.9	Form of Subscription Agreement between our Company and six persons (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)
10.10	Finder's Fee Agreement dated December 5, 2005, between our Company and Fort Scott Energy Corporation (incorporated by reference from our Annual Report on Form 10-KSB filed on April 17, 2006)

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

By: __________________________
Rhonda Stevenson

President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

August 4, 2009