Form 10-Q
period 2009-09-30
OYCO, INC.
filed 2009-11-23
CIK 217209

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

[X] Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

[   ] Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________ to __________

Commission file number  000-51361

OYCO INC. (Exact name of small business issuer as specified in its charter)

Nevada	47-0930829
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

#477, 1313 E Maple Street, Suite 201, Bellingham, WA 98225
(Address of principal executive offices)

360-685-4277
Securities registered under Section 12(b) of the Exchange Act

Common Stock, par value $0.001 per share
Securities registered under Section 12(g) of the Exchange Act

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐ (Not currently applicable to the Registrant)

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes ☒ No  ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:   157,067 common shares issued and outstanding as of November 22, 2009.

PART I - FINANCIAL STATEMENT

ITEM 1.	FINANCIAL STATEMENTS.

Our interim financial statements are stated in United States dollars and are prepared in accordance with United States generally accepted accounting principles.

It is the opinion of management that the interim financial statements for the quarter ended September 30, 2009 includes all adjustments necessary in order to ensure that the interim financial statements are not misleading.

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

(Unaudited)

September 30, 2009

Expressed in US Funds

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM BALANCE SHEETS

As at September 30, 2009 and December 31, 2008

(Unaudited)
(Stated in U.S. Dollars)

	September 30	December 31
	2009	2008
	(unaudited)	(audited)

ASSETS

Current
Cash	$269	$305
Prepaid expenses	330	2,083
Total Current Assets	599	2,388

Exploration Advances – Note 3	-	-
Oil and Gas Properties – Note 3	-	-
TOTAL ASSETS	$599	$2,388

LIABILITIES
Current
Accounts payable and accrued liabilities	$37,137	$18,355
Related party note payable – Note 5	114,349	-
Loans payable – Note 4	150,000	272,200
Derivative liability – Note 6e	-	49,700
Total Current Liabilities	301,486	340,255

Convertible Debentures – Note 6	2,916,173	2,917,263
TOTAL LIABILITIES	$3,217,659	$3,257,518

STOCKHOLDERS' DEFICIT

Common Stock – Note 7
Authorized:
750,000,000 common shares with a par value of $0.001 per share

Issued:
31,413,333 common shares	31,413	31,413
Additional paid-in capital	1,337,476	1,324,253
Deficit accumulated during the Exploration stage	(4,585,949)	(4,610,796)
TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIT	$(3,217,060)	$(3,255,130)

	$599	$2,388

See the accompanying notes to the unaudited financial statements

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three and nine months ended September 30, 2009 and 2008

 (Unaudited)

(Stated in US Dollars)

					Cumulative
					From
	Three Months Ended		Nine Months Ended		Sept. 29,
	September 30		September		2005 to
			30		Sept. 30,
	2009	2008	2009	2008	2009

Revenue	$-	$-	$-	$-	$-

Expenses
Advertising and promotion	-	-	-	-	50,764
Audit and accounting fees	3,759	4,325	13,831	21,348	132,476
Consulting fees		750	-	4,425	545,770
Communications	-	-	-	-	20,834
Directors fees	500	417	1,502	5,417	111,669
Drilling and exploration	118	1,037	513	1,400	374,516
Interest expense – beneficial conversion feature of debenture (Note 6)	-	-	-	-	1,026,000
Gain on embedded derivative liabilities (Note 6)	-	(58,000)	(49,700)	63,600	(636,000)
Foreign exchange (gain) loss	-	14	(143)	2,816	(11,962)
Interest and bank charges	21	35	87	125	2,338
Interest-discount on convertible note	47		47		47
Interest-discount on related part note payable	4,235		4,235		4,235

Interest on long term debt (Note 6)	-	-	-	-	241,943
Investor relations	-	-	-	-	253,000
Legal fees	628	425	1,274	2,421	86,259
Office and miscellaneous	244	250	552	3,790	56,416
Transfer agent/filing fees	1,640	1,019	2,955	2,664	20,893
Travel	-	-	-	-	131,957

Total operating (expenses) income	(11,192)	49,728	24,847	(108,006)	(2,411,155)
Income/(loss) from Continuing Operations	(11,192)	49,728	24,847	(108,006)	(2,411,155)
Income/(loss) from discontinued operations	-	-	-	-	(2,124,061)

Income/(loss) for the Period	$(11,192)	$49,728	$24,847	$(108,006)	$(4,535,216)
Basic And Diluted Net Earnings (Loss) Per Common Share	(.07)	0.32	.16	(0.69)

Basic And Diluted Weighted Average Number Of Common Shares Outstanding	157,067	157,067	157,067	157,067

See the accompanying notes to the unaudited financial statements

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS

For the nine months ended September 30, 2009 and 2008

(Unaudited)
(Stated in US Dollars)

	Three Months Ended		Nine Months Ended		Cumulative
	September 30		September 30		From
	2009	2008	2009	2008	September 29,
					2005 to
					September 30,
					2009

Cash Resources Provided By (Used In)
Operating Activities
Income (loss) for the period	$(11,192)	$49,728	$24,847	$(108,006)	$(4,535,217)
Adjustments to Reconcile Net Loss to Net Cash Provided by Operating Activities Consulting - stock based compensation	-	-	-	-	180,000
Interest expense - beneficial conversion feature of debenture (Note 6)		-		-	1,026,000
Discount on convertible note	(1,091)		(1,091)		(1,091)
Discount on related party note	(7,850)		(7,850)		(7,850)
Additional paid in capital	13,223		13,223		13,223
Gain on embedded derivative liabilities (Note 6)	-	(58,000)	(49,700)	63,600	(636,000)
Receivable		-	-	-	-
Prepaids	501	796	1,753	5,121	(330)
Non-cash interest expense	-	-		-	12,500
Assets held for resale and discontinued operations	-	-	-	-	-
Accounts payable and accrued liabilities	6,488	7,427	18,782	7,053	26,087
Interest payable	-	-	-	-	-
Due to related parties	-	-	-	-	-
Liabilities held for resale and discontinued operations	-	-	-	-	-
	79	(49)	(36)	(32,232)	(3,922,678)
Investing Activity
Explorations advance	-	-	-	-	-

Acquisition of oil and gas property	-	-	-	-	(1,652,218)
Abandonment of oil and gas properties					2,104,156
Proceeds on sale of share of oil and gas property	-	-	-	-	48,062
	-	-	-	-	500,000
Financing Activities
Loans payable	-	-	-	-	272,200
Capital contributions	-	-	-	-	231,666
Convertible debenture	-	-	(2,917,263)	-	2,917,263
	-	-	-	-	3,421,129
Net Increase (Decrease) in Cash	79	(49)	(36)	(32,232)	(1,549)
Cash, Beginning of Period	190	426	305	32,609	1,818

Cash, End of Period	$269	$377	$269	$377	$269

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM STATEMENT OF CASH FLOWS - Continued

For the nine months ended September 30, 2009 and 2008

 (Unaudited)
(Stated in US Dollars)

								Cumulative
								From
		Three Months Ended				Nine Months Ended		September 29,
		September 30				September 30		2005 to
		2009		2008		2009	2008	September 30, 2009

Supplementary Disclosure for Non-Cash Investing and Financing Activities
Settlement of amounts due to related party by issuance of shares		$-		$-		$-	$-	$2,500
Issuance of convertible debenture for oil and gas property finders fees		$-		$-		$-	$-	$500,000
Intrinsic value of the beneficial feature of convertible debentures (Note 6)	$			$-	$		$-	$1,026,000
Discount on convertible note								(1,091)
Discount on related party note								(7,850)
Additional paid in capital								13,223
Loss(Gain) on embedded derivative liabilities (Note 6)		$-		$(58,000)		$(49,700)	$63,600	$(636,000)
Cancellation of capital stock on disposal of subsidiary		$-		$-		$-	$-	$(6,050)
Common shares issued on conversion of debenture and accrued interest		$-		$-		$-	$-	$512,500
Intrinsic value of the beneficial conversion feature convertible debentures (Note 6)		$-		$-		$-	$-	$1,026,000
Assets sold on disposal of subsidiary		$-		$-		$-	$-	$119,277
Liabilities cancelled on disposal of subsidiary		$-		$-		$-	$-	$(130,187)

Stock compensation expense	$		$			$-	$-	$180,000
Supplementary Cash Flow Disclosures
Interest paid		$-		$-		$-	$-	$-
Income taxes paid		$-		$-		$-	$-	$-

See the accompanying notes to the unaudited financial statements

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS’ EQUITY

(Unaudited)

For the period October 21, 2003 (date of inception) to September 30, 2009

(Stated in US Dollars)

				Deficit
	Common Shares			Accumulated		Accumulated
			Additional	During the		Compre-
			Paid In	Exploration		hensive		Special
	Shares	Amount	Capital	Stage		Loss		Distribution	Total
Common shares issued for cash at $0.2 per share October 14, 2003	2,500	$500	$(400)	$-		$-		$-	$100
Special distribution	-	-	-	-		-		(3,300)	(3,300)
Net loss for the period	-	-	-	(3,900)		-		-	(3,900)
Balance - December 31,2003	2,500	$500	$(400)	$(3,900)		$-		$(3,300)	$(7,100)
Common shares issued for cash at $0.001 per share	449,500	89,900	(44,950)	-		-		-	44,950
Foreign currency translation	-	-	-	-		(526)		-	(526)
Net loss for the year	-	-	-	(63,464)		-		-	(63,464)
Balance - December 31, 2004	452,000	$90,400	$(45,350)	$(67,364)		$(526)		$(3,300)	$(26,140)
Common shares issued in settlement of loan from related party at $20.0 per share	125	3	2,497	-		-		-	2,500
Stock based compensation	-	-	45,000	-		-		-	45,000
Discontinued operations	(302,500)	(6,050)	54,450	-		526		3,300	(2,224)
Net loss for the year	-	-	-	(82,257)		-		-	(82,257)
Balance - December 31, 2005	149,625	$29,925	$56,575	$(149,621)		$-		$-	$(63,121)
Common shares issued on conversion of debenture and accrued interest	5,125	1,025	511,475	-		-		-	512,500
Intrinsic value of the beneficial conversion feature of the convertible debentures (Note 6a and 6b)	-	-	390,000	-		-		-	390,000
Common shares issued pursuant to private placement at $99.985 per share (Note 7a)	2,317	463	231,203	-		-		-	231,666
Stock based compensation			99,945						99,945
Net loss for the period	-	-	-	(1,944,298)		-		-	(1,944,298)
Balance - December 31, 2006	157,067	$31,413	$1,289,198	$(2,093,919)		$-		$-	$(773,308)
Stock based compensation			35,055						35,055
Net loss for the year	-	-		(2,459,593)		-		-	(2,459,593)
Balance – December 31 , 2007	157,067	$31,413	$1,324,253	$(4,553,512)		$-		$-	$(3,197,846)
Net loss for the year				(57,284)					(57,284)
Balance – December 31 , 2008	157,067	31,413	1,324,253	(4,610,796)					(3,255,130)
Net income for the period				24,847					24,847
Discount on convertible notes			1,138
Discount on related party note payable			12,085
Balance – September 30, 2009	157,067	$31,413	$1,337,476	$(4,585,949)	$		$		$(3,217,060)

See the accompanying notes to the unaudited financial statements

OYCO, INC.

(Formerly known as Texola Energy Corporation)

(An Exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

(Unaudited)

September 30, 2009

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

Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that can be expected for the year ended December 31, 2009.

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

At September 30, 2009, the Company had not yet achieved profitable operations, has accumulated losses of $4,585,949 since its inception, has a working capital deficiency of $302,085 and expects to incur further losses in the development of its business, all of which casts substantial doubt about the Company’s ability to continue as a going concern.  The Company’s ability to continue as a going concern is dependent upon its ability to generate future profitable operations and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.  Management has no formal plan in place to address this concern but considers that the Company will be able to obtain additional funds by equity financing and/or related party advances; however there is no assurance of additional funding being available.

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

As of September 30, 2009 $513 (September 30, 2008 - $1,400) was expended in drilling costs.

4.	Loans Payable

Loans payable consist of two loans of $100,000 & $50,000 made by unrelated parties to the Company.  The loans are unsecured, non-interest bearing and are due on demand.  On December 31, 2008 the loans payable consisted of four loans of $100,000, $50,000, $25,200 & $97,000 from unrelated parties.  The $100,000 and $50,000 bear no interest and were due on demand.  The $25,200 and $97,000 bear no interest and were due April 30, 2009 and May 20, 2009.

5.	Related party loan payable

Related party loans consist of two loans of $25,200 and $97,000 due to a company director.  They bear no interest and are due April 30, 2010 and May 20, 2010.  The loans have been discounted using the interest method. The imputed interest rate is 10% and the discount is being amortized over the term of the loans.

	September 30	December 31
	2009	2008
Imputed interest rate	10%	-
Related party loan payable	$122,200	-
Less: Discount	(7,851)	-
Net related party loan payable	$114,349	-

6.	Convertible Debentures

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

On August 31, 2007 the terms of the debenture were amended to suspend the accrual of interest on this debenture, effective August 31, 2007. Accrued interest as at August 31, 2007 of $113,969 is included in the principal balance of $1,413,969.  Each $1.00 of the Debenture may be converted at the option of the holder into common stock of the Company at the lower of $50 or 85% of the market price of the common stock at the time of conversion.

On September 1, 2009, the debenture was discounted to $1,413,441.  The debenture note is due on September 1, 2011.  The discount is amortized over the term of the note and the resulting interest is expensed.

	September 30	December 31
	2009	2008
Debenture note payable	$1,413,969	-
Less: Discount	(528)	-
Net Debenture note payable	$1,413,441	-

b)

On May 10, 2006, the Company issued a Convertible Debenture in the amount of $300,000.  The Debenture bears interest at 8% per annum, and falls due May 10, 2008.  Each $1.00 of the Debenture and accrued interest may be converted at the option of the holder into common stock of the Company at the lower of $1.00 or the market price of the common stock at the time of conversion.

On August 31, 2007 the terms of the debenture were amended to suspend the accrual of interest on this debenture, effective August 31, 2007.  Accrued interest as at August 31, 2007 of $29,658 is included in the principal balance of $329,658.  Each $1.00 of the Debenture may be converted at the option of the holder into common stock of the Company at the lower of $50 or 85% of the market price of the common stock at the time of conversion.

On September 1, 2009, the debenture was discounted to $329,405.  The debenture note is due on September 1, 2011.  The discount is amortized over the term of the note and the resulting interest is expensed.

	September 30	December 31
	2009	2008
Debenture note payable	$329,529	-
Less: Discount	(124)	-
Net Debenture note payable	$329,405	-

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

On August 31, 2007 the terms of the debenture were amended to suspend the accrual of interest on this debenture, effective August 31, 2007.  Accrued interest as at August 31, 2007 of $31,240 is included in the principal balance of $431,240.  Each $1.00 of the Debenture may be converted at the option of the holder into common stock of the Company at the lower of $50 or 85% of the market price of the common stock at the time of conversion.

On September 1, 2009, the debenture was discounted to $431,079.  The debenture note is due on September 1, 2011.  The discount is amortized over the term of the note and the resulting interest is expensed.

	September 30	December 31
	2009	2008
Debenture note payable	$431,240	-
Less: Discount	(161)	-
Net Debenture note payable	$431,079	-

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

On August 31, 2007 the terms of the debenture were amended to suspend the accrual of interest on this debenture, effective August 31, 2007. Accrued interest as at August 31, 2007 of $42,396 is included in the principal balance of $742,396. Each $1.00 of the Debenture may be converted at the option of the holder into common stock of the Company at the lower of $50 or 85% of the market price of the common stock at the time of conversion.

On September 1, 2009, the debenture was discounted to $742,118.  The debenture note is due on September 1, 2011.  The discount is amortized over the term of the note and the resulting interest is expensed.

	September 30	December 31
	2009	2008
Debenture note payable	$742,396	-
Less: Discount	(277)	-
Net Debenture note payable	$742,118	-

e)

The company determined that the conversion feature of the 8% Convertible Debentures (Notes5b, 5c  and 5e) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.

The company determined that the conversion feature of the 0% Convertible Debentures (Notes 5a, 5b, 5c  and 5d) is required to be accounted for as a derivative, according to Statement of Accounting Standards No. 133 (SFAS 133) and Emerging Issues Task Force Abstract Issue No. 00-19 (EITF 00-19), as the conversion feature met the attributes of a liability.  As at September 30, 2009 the fair value of the conversion feature of the 0% Convertible Debentures estimated using the Black-Scholes option pricing model has been recorded as a current liability in the amount of $Nil  (December 31, 2008 - $49,700).

Changes in the fair value of the value of the derivative are recorded as a “gain (loss) on embedded derivative liability”.  The Company recorded an interest expense at the inception of the conversion feature, as the notes are immediately convertible at the option of the lender.

The fair value of the 0% Convertible Debentures as at September 30, 2009 and December 31, 2008 is estimated using the Black-Scholes option pricing model with the following weighted average assumptions:

	September 30	December 31
	2009	2008
Risk free interest rate	0%	.26%
Expected life – years	0.67
Expected volatility	0%	120%
Expected dividend yield	-	-
Weighted average of fair value of options granted	$0.00	$0.00427

7.	Capital Stock

a)	Stock Issuances

There was no stock issuances during the three month period ended September 30, 2009.

On May 11, 2009, the Company affected a one (1) for two hundred (200) reverse stock split of our authorized, issued and outstanding common stock. As a result, the authorized capital decreased from 750,000,000 shares of common stock with a par value of $0.001 to 3,750,000 shares of common stock with a par value of $0.001. The issued and outstanding share capital decreased from 31,413,333 shares of common stock to 157,067 shares of common stock.

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

As at September 30, 2009 there were no stock options outstanding.

7.	Related Party Transaction

On June 15, 2009 the lender of a loan due May 20, 2010 in the amount of $97,000 and a loan due on April 30, 2010 in the amount of $25,200 assigned all past, current and future rights, title and interest to the President.

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

Current Business

We are an exploration stage company engaged in the acquisition of prospective oil and gas properties. Following the change in our business, we conducted due diligence on potential acquisitions of suitable oil and gas properties. As a result of the due diligence, we entered into nine arrangements to acquire the oil and gas interests in the following locations: (i) Brown County, Kansas, United States; (ii) Maverick Spring Prospect, Nevada, United States; and (iii) Chinchaga Prospect, Alberta, Canada.

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

Results of Operations for the Nine months Ended September 30, 2009 and September 30, 2008

Revenues for the nine months ended September 30, 2009 and September 30, 2008 were $Nil.

Income for the nine months ended September 30, 2009 were $24,847 compared to $(108,006) for the nine months ended September 30, 2008 resulting in an $132,853 increase.  The $24,847 income for the nine months ended September 30, 2009 consisted of a gain of $49,700 on embedded derivative liabilities, management fees of $1,502, $4,235 interest discount on related party loan, interest discount on convertible note of $47, $13,831 in audit and accounting fees and the remaining $5,238 in general and administrative expenses.

The net income for the nine months ended September 30, 2009 was $24,847 compared to a net loss of  $108,006 for the nine months ended September 30, 2008.

As of September 30, 2009, our Company had cash $269 and a working capital deficiency of $300,887

Estimated Expenses to December 31, 2009

Operating Expenses
Consultants	$25,000
Professional Fees	$40,000
General and Administrative Expenses	$25,000
Total	$90,000

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2009, we had $269 in cash and total current assets of $599 and $301,486 in current liabilities. The current liabilities primarily consisted of accounts payable, accrued liabilities, loans payable and a derivative liability. We had a working capital deficiency of $300,887 as of September 30, 2009.

To date, we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements. We expect this situation to continue for the foreseeable future. We anticipate that we will have negative cash flows during our fiscal year ended December 31, 2009.

.As indicated above, our estimated working capital requirements and projected operating expenses for the next twelve month period total $90,000. As we do not have the funds necessary to cover our projected operating expenses for the next twelve month period, we will be required to raise additional funds through the issuance of equity securities or through debt financing. There can be no assurance that we will be successful in raising the required capital or that actual cash requirements will not exceed our estimates. We intend to fulfill any additional cash requirement through the sale of our equity securities.

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

Capital Expenditures

As of September 30, 2009, our Company did not have any material commitments for capital expenditures and management does not anticipate that our Company will spend additional material amounts on capital expenditures during the next twelve month period.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit, after writing off its interests in the Brown County and Maverick Springs properties, amounts to $4,535,216 as at September 30, 2009.  The continuation of our business is dependent upon us raising additional finances and the support of our lenders. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

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

Oil and Gas Properties

We utilize the full cost method to account for our investment in oil and gas properties. Accordingly, all costs associated with acquisition, exploration and development of oil and gas reserves, including such costs as leasehold acquisition costs, capitalized interest costs relating to unproved properties, geological expenditures, tangible and intangible development costs including direct internal costs are capitalized to the full cost pool. As of September 30, 2009, we had no properties with proven reserves. When we obtain proven oil and gas reserves, capitalized costs, including estimated future costs to develop the reserves and estimated abandonment costs, net of salvage, will be depleted on the units-of-production method using estimates of proven reserves. Investments in unproven properties and major development projects including capitalized interest, if any, are not amortized until proven reserves associated with the projects can be determined. If the future exploration of unproven properties are determined uneconomical the amount of such properties are added to the capitalized cost to be amortized. As of September 30, 2009, all of our oil and gas properties were unproven and were excluded from depletion. At September 30, 2009, management believes none of our unproven oil and gas properties reflected on the balance sheet were impaired.

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

Going Concern

We are in the exploration stage, and have not attained profitable operations and are dependent upon obtaining financing to carry out our business plan. For these reasons our independent auditors stated in their report on our audited financial statements for the year ended December 31, 2008 that they have substantial doubt we will be able to continue as a going concern. Our financial statements have been prepared assuming we will continue as a going concern.  Our accumulated deficit amounts to  $4,585,949 as at September 30, 2009.  The continuation of our business is dependent upon us raising additional financial support. The issuance of additional equity securities by us could result in a significant dilution in the equity interests of our current stockholders. Obtaining commercial loans, assuming those loans would be available, will increase our liabilities and future cash commitments.

There can be no assurances that we will be successful in raising additional cash to finance operations. If not, we will be required to reduce operations and/or liquidate assets. Our financial statements do not include any adjustments relating to the recoverability of assets and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

NEW ACCOUNTING PRONOUNCEMENTS

We have determined that there were no new accounting pronouncements as of September 30, 2009 which have a material effect on our company or our operations.

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

As of September 30, 2009 we conducted an  evaluation, under the supervision and with the participation of our president (also our principal executive officer) and our secretary, treasurer and chief financial officer (also our principal financial and accounting officer), of the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based upon this assessment, we determined that there are material weaknesses affecting our internal control over financial reporting.

The matters involving internal controls and procedures that the Company’s management consider to be  material weaknesses under COSO and SEC rules are: (1) lack of a functioning audit committee and lack of a majority of independent directors on the Company's board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; (2) inadequate segregation of duties consistent with control objectives; (3) insufficient written policies and procedures for accounting and financial reporting with respect to the requirements and application of US GAAP and SEC disclosure requirements; and (4) ineffective controls over period end financial disclosure and reporting processes. The aforementioned potential material weaknesses were identified by the Company's Chief Financial Officer in connection with the preparation of our financial statements as of September 30, 2009 and communicated the matters to our management and board of directors.

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

To date we have had negative cash flows from operations and we have been dependent on sales of our equity securities and debt financing to meet our cash requirements and have incurred income totaling $24,847 for the nine months ending September 30, 2009 and accumulative losses of $4,585,949 since inception to September 30, 2009.  As of September 30, 2009 we had a working capital deficiency of $300,887. We do not expect positive cash flow from operations in the near term.

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

Since inception through September 30, 2009, we have incurred aggregate losses of $4,585,949 including the write off of oil and gas leases of $2,124,061. There is no assurance that we will operate profitably or will generate positive cash flow in the future. In addition, our operating results in the future may be subject to significant fluctuations due to many factors not within our control, such as the general economic cycle, the market price of oil and gas and exploration and development costs. If we cannot generate positive cash flows in the future, or raise sufficient financing to continue our normal operations, then we may be forced to scale down or even close our operations.

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

By: _________________________

Rhonda Stevenson

President, Secretary, Treasurer and Director
(Principal Executive Officer, Principal Financial Officer and Principal Accounting Officer)

November 22, 2009